Form 10QSB
period 2005-04-30
Chartwell International, Inc.
filed 2005-06-14
CIK 1329184

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                          Commission File No. 000-51342

                          CHARTWELL INTERNATIONAL, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                         95-3979080
(State or Other Jurisdiction of                      (I.R.S Employer
 Incorporation or Organization)                     Identification No.)

                          1124 Smith Street, Suite 304
                             Charleston, W.V. 25301
                    (Address of principal executive offices)

                                 (304) 345-8700
                          (Issuer's telephone number)
                          ---------------------------

                        333 S. Allison Parkway, Suite 100
                               Lakewood, CO 80226
                  (Former address if changed since last report)
                  ---------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of June 10, 2005, the Registrant had 50,000,000 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-QSB

                                 APRIL 30, 2005

                                      INDEX


                                                                                                           PAGE
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of April 30, 2005 and July 31, 2004..........................3

        Condensed Consolidated Statements of Operations for the Three and Nine-Month
         Periods Ended April 30, 2005 and 2004................................................................4

        Condensed Consolidated Statements of Cash Flows for the Three and Nine-Month
         Periods Ended April 30, 2005 and 2004................................................................5

        Notes to Condensed Consolidated Financial Statements................................................6-7

Item 2. Management's Discussion and Analysis or Plan of Operation...........................................8-9

Item 3. Controls and Procedures..............................................................................10



Part II.  OTHER INFORMATION

Item 1. Legal Proceedings....................................................................................10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........................................10

Item 3. Defaults Upon Senior Securities......................................................................10

Item 4. Submission of Matters to a Vote of Security Holders..................................................10

Item 5. Other Information....................................................................................10

Item 6. Exhibits ............................................................................................11



PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                        CHARTWELL INTERNATIONAL, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                         A Development Stage Company

ASSETS:                                                            April 30, 2005            July 31, 2004
                                                                ---------------------    --------------------
                                                                    (Unaudited)
Current Assets:
     Cash                                                       $      -                     $4,178
     Trade credits and related receivable                              -                        812
                                                                ---------------------    --------------------
                                  Total current assets:                -                      4,990


Investment in real estate                                              -                  1,269,981
Recruiting systems and publishing rights, net                          -                    956,786
Receivables from related parties                                       -                     14,489
Other assets, net                                                     12,500                  8,000
                                                                ---------------------    --------------------
TOTAL ASSETS                                                     $    12,500             $2,254,246
                                                                =====================    ====================

LIABILITIES AND STOCKHOLDERS'
Current Liabilities:
     Bank loan payable                                                 -                     10,000
     Accounts payable and accrued expenses                            13,190                178,224
                                                                ---------------------   ---------------------
                                  Total current liabilities:          13,190                188,224

Long-term Debt:
     Due to related parties                                            -                    528,666
     Other notes payable                                               -                    620,000
                                                                ---------------------   ---------------------
                                  Total liabilities                   13,190              1,336,890

Stockholders' Equity:
     Preferred Series B Stock (preferable in liquidation to
       other classes of stock)                                        -                     300,000
     Preferred Series A Stock (preferable to common stock
       and equal to Preferred Series C Stock in liquidation)          -                         600
     Preferred Series C Stock (preferable to common stock
       and equal to Preferred Series A Stock in liquidation)          -                     506,120
     Common stock; $.001 par value; 50,000,000 shares
       authorized; 50,000,000 and 21,486,720 shares issued and
       outstanding, respectively.                                    50,000                  21,487
     Additional paid-in capital                                  12,978,933              12,256,661
     Treasury stock at cost (68,850 shares)                           -                      (6,885)
     Accumulated deficit (including $690 accumulated
       during the development stage)                            (13,029,623)            (12,160,627)
                                                                ---------------------   ---------------------
                                  Total stockholders' equity           (690)                917,356
                                                                ---------------------   ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    12,500               2,254,246
                                                                =====================   =====================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           A Development Stage Company
                                   (Unaudited)


                                                                                                                  Cumulative from
                                                                                                                   March 3, 2005,
                                                 For the Three Months ended         For the Nine Months ended      inception, to
                                                         April 30,                           April  30,               April 30,

                                                      2005           2004               2005          2004                2005
                                          -----------------------------------------------------------------------------------------
                                               (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)        (Unaudited)
OPERATING EXPENSES:

    General and administrative                        690                 -              690               -                690
                                               ----------        -----------      -----------     -----------         ----------
                     Total operating expenses         690                 -              690               -                690

Net (loss) before discontinued operations            (690)                -             (690)              -               (690)
                                               -----------       -----------      -----------     -----------         ----------
Discontinued operations                           (23,293)         (103,351)        (205,158)      (149,247)                  -
                                               -----------       -----------      -----------     -----------         ----------
Net (loss)                                     $  (23,983)       $ (103,351)      $ (205,848)     $(149,247)          $    (690)
                                               ===========       ===========      ===========     ==========          ==========

(Loss) per common share before discontinued
operations (basic and diluted)                 $        -        $        -       $        -      $       -           $       -
                                               ===========       ===========      ===========    ===========          ==========
(Loss) per common share on discontinued
  operations (basic and diluted)               $        -        $        -       $    (0.01)       $ (0.01)          $       -
                                               ============      ===========      ===========    ===========          ==========
(Loss) per common share (basic and
diluted)                                       $        -        $        -       $    (0.01)       $ (0.01)          $       -
                                               ============      ===========      ===========    ===========         ===========
   Average common shares outstanding            38,387,221       21,486,720       26,966,407     21,486,720          45,620,605
                                               ============      ===========      ===========    ===========         ===========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                       CHARTWELL INTERNATIONAL, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        A Development Stage Company
                                                (Unaudited)

                                                                                                                Cumulative from
                                                       For the Three Months           For the Nine Months       March 3, 2005,
                                                               Ended                         Ended              inception, to
                                                             April 30,                     April 30,               April 30,
                                                     --------------------------    --------------------------    -----------
                                                        2005           2004           2005           2004           2005
                                                     -----------    -----------    -----------    -----------    -----------
                                                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Cash Flows from Operating Activities
          Net income (loss)                          $ (23,983)     $ (103,351)     $(205,848)     $(149,247)          (690)
          Adjustments:
                  Discontinued operations               22,590         102,793        227,375        143,117              -
                  Cash transferred in
                  spin-out                              (1,395)                        (1,395)                            -
          Changes in operating assets and liabilities
                  Accounts payable and accrued
                  expenses                                 690               -            690              -            690
                                                     ----------     -----------    -----------    -----------     ----------
                            Net cash used in
                            operating activities        (2,098)           (558)        20,822         (6,130)             -

Cash Flows from Investing Activities
          Purchased Series B Preferred Shares                -               -        (25,000)             -              -
                            Net cash used in         ----------     -----------    -----------    -----------     -----------
                            investing activities             -               -        (25,000)             -              -

Cash Flows from Financing Activities
          Proceeds from issuance of common stock       200,000                        200,000                       200,000
          Payment on promissory note                  (200,000)              -       (200,000)             -       (200,000)
                                                     ----------    ------------    -----------    -----------     ------------
                            Net cash provided by
                            financing activities             -               -              -              -              -

Net increase (decrease) in cash                         (2,098)           (558)        (4,178)        (6,130)             -

Cash at beginning of period                              2,098           1,893          4,178          7,465              -
                                                     ----------    ------------    -----------   -------------   -------------
Cash at end of period                                $       -     $     1,335     $        -    $     1,335     $        -

Supplemental Cash Flow information
          Cash paid for interest                     $   6,717     $    18,717     $   47,019    $    54,717     $        -
                                                     ==========    ============    ===========   =============   =============

During the nine months ended April 30, 2005, the Company reported the following non-cash transactions:

The Company transferred all its assets, liabilities and operations to its then wholly-owned subsidiary, Kingsley Capital, Inc. and effected a spin-off of the subsidiary March 3, 2005.

The Company retired 68,850 shares of treasury stock.

600,000 shares of Preferred Series A Stock were converted to 2,400,000 shares of Common Stock.

5,000 shares of Preferred Series B Stock were converted to 20,000 shares of Common Stock.

50,612 shares of Preferred Series C Stock were converted to 234,848 shares of Common Stock.

The Company received 1,940,718 shares of CPI stock for royalty fees of $11,000, prepayment of royalty fees totaling $100,000 and net receivables $83,042.

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE QUARTERS AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004

NOTE 1.  UNAUDITED, INTERIM INFORMATION:

     Chartwell International, Inc. ("Chartwell" or the "Company") is a Nevada corporation formed in 1984. The Company's mineral claims were written off, and the Company had nominal operations, principally overseeing its investment in College Partnership, Inc. ("CPI"). Costs of maintaining the corporation exceeded income on a regular basis, and the board determined that orderly liquidation of its assets would best serve the shareholders. In January 2005, the Company transferred its real estate, mineral claims, assets and liabilities to its wholly owned subsidiary, Kingsley Capital, Inc. ("Kingsley"), and distributed all of the shares of Kingsley common stock to Chartwell shareholders as a dividend, on a pro rata basis, effective March 3, 2005, with the express intent that Kingsley will remain private and not be a public company or seek to develop a market for its shares. Also, effective January 31, 2005, in consideration of part of the assumption of outstanding debt of the Company, Kingsley was issued a $200,000 promissory note by the Company. This note was paid from the proceeds received from the issuance of common stock resulting in the change in control. The total assets and total liabilities of the Company transferred to Kingsley were approximately $2,230,000 and $1,280,000 at March 3, 2005, respectively. Total assets and liabilities of the Company were $2,254,246 and $1,336,890 at July 31, 2004.

     Thereafter, on March 23, 2005, the Company issued 25,838,433 shares of its common stock to Imre Eszenyi in a private transaction for $200,000, which proceeds were used to pay off the promissory note to Kingsley Capital. The prior board members, with the exception of Dr. Janice Jones, resigned, and new board members were appointed. The Company has, since the discontinuation of the prior minimal activity, changed its focus and strategic direction and is pursuing operations in the solid waste management industry. As the predecessor to reporting and operations, Chartwell filed a Form 10-SB with the Securities and Exchange Commission ("SEC") on June 3, 2005, and began reporting separately under SEC File No. 000-51342.

     The Company has limited assets, liabilities and operations as of June 13, 2005, and most of its activities are directed at acquiring Rail Waste Holdings, LLC ("RWH") and initiating operations in the solid waste transportation and disposal industry in certain key markets in the Northeast, initially. Accordingly, the Company is a development stage company at this time, as it seeks to begin operations in the waste disposal, transportation and logistics for solid waste disposal business, predominantly concentrating on solid waste from construction debris and general solid waste disposal in key sectors and regions of the United States. The Company generally intends to pursue an acquisition-based growth strategy and is currently in discussions with other companies in this industry, but has no existing business in the waste industry to date.

     Chartwell International, Inc. and its subsidiaries prepare and report financial results using a fiscal year ending July 31. As of March 3, 2005, the Company has no subsidiaries. This Form 10-QSB includes the consolidated financial statements of the Company. The Company's predecessor consolidated financial statements included in this Form 10-QSB for the interim periods ended April 30, 2005 and 2004, include all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company's operating results for the three and nine months ended April 30, 2005 and 2004 are not indicative of the result that may be expected for the fiscal year ending July 31, 2005, due to the discontinuation of prior activity and transfer or its assets and liabilities, the change in control and new direction the Company is taking.

     The  Notes  to  the  Consolidated  Financial  Statements  included  in  the
Company's July 31, 2004 annual report on Form 10-KSB/A-1 should be read in conjunction with these consolidated financial statements. Similarly, the Company's Form 10-SB should also be read in conjunction with this report.

NOTE 2.    PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and approximately seven months of operations of its prior wholly owned subsidiaries, National College Recruiting Association, Inc. ("NCRA"), through which it licensed marketing and publishing rights to CPI, and Kingsley to which it transferred all of its assets. Intercompany accounts and transactions have been eliminated.

Item 2.  Management's Discussion and Analysis or Plan of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

     Financial Condition as of April 30, 2005

     Effective January 31, 2005, the Company transferred all of its assets, liabilities and operations to Kingsley, its wholly owned subsidiary at that time, and issued a promissory note to Kingsley for $200,000. On March 3, 2005, the Company completed a spin-off of Kingsley by distribution of Kingsley common stock as a dividend to Chartwell shareholders on a pro-rata basis. The Company's only asset at April 30, 2005 is an amount receivable from Kingsley totaling $12,500 related to income tax expenses incurred for periods prior to the transfer of its assets and liabilities to Kingsley. The same amount is included in the Company's current liabilities as a payable due to the taxing authority.

     Stockholders' Equity decreased from $917,356 at July 31, 2004 to a deficit of $690 at April 30, 2005. This decrease is primarily due to: 1) net losses of approximately $206,000, and 2) a charge to accumulated deficit in connection with the discontinuation of operations and transfer of remaining assets and liabilities to Kingsley of approximately $950,000. These decreases were partially off-set by: 1) the issuance of 25,838,433 shares of common stock for $200,000, and 2) an increase of approximately $37,000 in connection with the acquisition and retirement of most of the Series B Preferred shares.

     The Company is currently a development stage company seeking to initiate operations in the solid waste transportation and disposal industry, principally through acquisitions. With increasing gas prices, increased waste, and limited waste disposal sites, as well as regulatory limitations in key metropolitan areas, the Company believes that it can attract and retain an experienced management team to take advantage of what the Company sees as a shift in current industry practices and modes of transportation, as well as the logistics for solid waste transportation and disposal, including site management. Accordingly, the Company is seeking to integrate rail transportation, including construction and service maintenance of rail containers, waste disposal, disposal site management, and the logistics of vertically integrating each aspect of waste disposal. Currently, the Company is in discussions with other companies in this industry, but has no existing business in the waste industry to date.

     Business Strategy

     The Company generally intends to pursue an acquisition-based growth strategy and will seek to acquire companies like Rail Waste Holdings, LLC. The Company anticipates that a substantial part of its future growth will come from acquiring additional solid waste collection, transfer and disposal businesses and, therefore, it is expected that additional acquisitions could continue to affect period-to-period comparisons of the Company's operating results. In connection with the Company's growth strategy, and subject to receiving adequate financing, the Company expects to invest in collection vehicles and equipment, including but not limited to rail cars, containers, maintenance of existing equipment, and management information systems, which should enable the Company to expand internally and vertically through acquisitions based on its developing infrastructure and logistics. The Company anticipates that any future business acquisitions will be financed from proceeds of its equity offerings and subsequently through cash from operations, borrowings and debt, the issuance of shares of the Company's Common Stock and/or seller financing.

     The Company's strategy is to focus on key geographical markets where reliance on trucking and limitations on licensed disposal sites are creating economic pressures for alternative solutions, and to develop the logistics and infrastructure, including vertical integration of all aspects of collection, transportation, and disposal, to achieve certain economies of scale and cheaper processes to effectively compete against current industry leaders who either do not have integrated infrastructure, or rely on trucking for transportation and who have limited geographical access for disposal of solid waste.

     The Company has not completed any acquisitions as of this date, and has only entered into a non-binding letter of understanding with Rail Waste Holdings, LLC, under which discussions continue. There are currently no definitive agreements or understandings with respect to such acquisition, other than the Letter of Understanding. In order to complete any acquisition, the Company will need to establish its ability to finance the ongoing operations and capital required for execution of its business plan. No assurance can be made that the Company will be successful in either aspect required to successfully execute on its business plan.

Results of Operations

     Net losses for the three months and nine months ended April 30, 2005 were $23,983 and $205,848, respectively, compared to $103,351 and $149,247 for the same periods of the prior year. Substantially all of these losses were from discontinued operations. For the three months and nine months ended April 30, 2005, only one and seven months of operations from the discontinued operations were included, respectively, due to the pro rata dividend of Kingsley common stock to Chartwell Investors effective March 3, 2005. As of June 13, 2005, the Company has no capital commitments, and has no off balance sheet items.

Liquidity and Capital Resources

     As a development stage company, there are currently limited operations, principally directed at structuring an acquisition and initiating operations in the solid waste transportation and disposal industry. We currently have no contractual commitments, and other than nominal business expenses associated with postage, phones, transfer agent and accounting, our operating expenses consists principally of legal and accounting expenses associated with our reporting obligations, and associated with our efforts to acquire an operating entity. Our Chairman and controlling shareholder, Mr. Imre Eszenyi, has paid required bills personally, and will seek reimbursement through our policies in the future, subject to approval by the Board of Directors. These expenses include transfer agent fees, business license fees and audit fees, all of which in the aggregate are significantly less than $60,000.

     With respect to liquidity and capital resources, management believes that it will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet the Company's short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of the target companies we may pursue. Such working capital will most likely be obtained through equity financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Similarly, we must complete our first acquisition in due course in order to maintain our momentum and execute on our business plan.

     As of the date of this Report we have no obligations with related parties, other than reimbursement of expenses to our Chairman and controlling officer as described above, and we are current on all of our operating expenses. There are no off balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.

Factors Affecting Our Operations

     Our current business strategy involves risks, including the recent change in our strategic direction, the lack of prior historical operations upon which to base a comparison, current management's lack of experience in the solid waste industry, risks associated with acquisitions and the operating uncertainties that may arise during integration of operations following acquisitions, including increased needs for liquidity and working capital during transition periods. You should carefully consider the risks we describe in our Form 10-SB, and other reports we file with the SEC, and you should pay particular attention to the fact that we have not acquired an operating business, and many of the risk factors we discuss will be applicable only if we do complete an acquisition.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

     At the end of the period reported on in this Report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive and Financial Officer (the "Officer") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Officer concluded that the Company's disclosure controls and procedures are effective in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.

Internal Controls

     There were no significant changes made in the Company's internal controls during the quarter ended April 30, 2005, or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

     As of the date of this Report we are not party to any material legal proceedings, nor have any such proceedings been threatened against us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

     On March 23, 2005, the Company issued 25,838,433 shares of the Company's common stock to Mr. Imre Eszenyi for an aggregate purchase price of $200,000 in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 11, 2005, a majority of the Company's stockholders executed a Written Consent To Action By the Majority of Stockholders of Chartwell
International, Inc. to authorize and approve amendments to the Company's Articles of Incorporation to: (i) increase the number of the Company's authorized shares of common stock from 50,000,000 to 100,000,000 shares, and
(ii) implement a one-for-ten reverse stock split with fractional shares to be rounded up to the next whole share. These amendments may not be effective until June 27, 2005.

     In connection with the foregoing, on June 3, 2005 a Definitive Information Statement on Schedule 14C was filed with the SEC, and on June 6, 2005 an Information Statement was mailed to the stockholders of record on April 25, 2005.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         Exhibits

              Exhibit No.     Description
              -----------     -----------
                  10.1        Share Purchase Agreement dated March 23, 2005(1)
                  10.2        Subscription Agreement dated March 23, 2005(1)
                  10.3        Escrow Agreement dated March 23, 2005(1)
                  31.1        Certificate of Chief Executive Officer pursuant to
                              Section 302 of The Sarbanes
                              Oxley Act of 2002
                  31.2        Certificate of Chief Financial Officer pursuant to
                              Section 906 of The Sarbanes
                              Oxley Act of 2002
                  32          Certificate of Chief Executive and Financial
                              Officer pursuant to Section 906 of The Sarbanes
                              Oxley Act of 2002

                  (1) Incorporated by reference from the Company's current report on Form 8-K filed on April 4, 2005.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CHARTWELL INTERNATIONAL, INC.
                                  (Registrant)

                                     /s/ Janice A. Jones
Date:June 13, 2005                By:--------------------------
                                  Janice A. Jones, Chief Executive Officer and
                                  Chief Financial Officer