Form 10KSB
period 2005-07-31
Chartwell International, Inc.
filed 2005-10-04
CIK 1329184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2005

                        Commission File Number 005-59509

                          CHARTWELL INTERNATIONAL, INC.
           (Name of small business issuer as specified in its charter)

           Nevada                                   95-3979080
           ------                                   ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)

      1124 Smith Street, Suite 304, Charleston, W.V.         25301
      -----------------------------------------------        -----
         (Address of principal executive offices)          (Zip code)

                                 (304) 345-8700
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.001
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                    Net revenues for fiscal year 2005 were $0

The aggregate market value of voting stock held by non-affiliates of the registrant was $54,630,850.00 as of September 30, 2005 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

 Number of shares of issuer's common stock outstanding as of September 30, 2005:

                                   15,860,155

    Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]





                                TABLE OF CONTENTS
                                                                                                            PAGE

PART I

ITEM 1            DESCRIPTION OF BUSINESS.........................................................................1

ITEM 2            DESCRIPTION OF PROPERTY.........................................................................9

ITEM 3            LEGAL PROCEEDINGS..............................................................................10

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................10

PART II

ITEM 5            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................10

ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................12

ITEM 7            FINANCIAL STATEMENTS...........................................................................15

ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........15

ITEM 8A           CONTROLS AND PROCEDURES........................................................................15

ITEM 8B           OTHER INFORMATION..............................................................................15

PART III

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS...............................................................15

ITEM 10           EXECUTIVE COMPENSATION.........................................................................17

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS........................................................................................19

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................20

ITEM 13           EXHIBITS.......................................................................................20

ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................21




                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Overview of Business

     Chartwell International, Inc. is a Nevada corporation formed in 1984 (the "Company"). Prior to the change in control on March 23, 2005, and the disposition of any remaining assets, liabilities and operations on March 3, 2005, the Company had limited operations and a significant amount of its assets had been written off. The Company now seeks to pursue the waste disposal, transportation and logistics for solid waste disposal business, predominantly concentrating on solid waste from construction debris and general solid waste disposal in key sectors and regions of the United States. With increasing gas prices, increased waste, and limited waste disposal sites, as well as regulatory limitations in key metropolitan areas, the Company believes that it can attract and retain an experienced management team to take advantage of what the Company sees as a shift in current industry practices and modes of transportation, as well as the logistics for solid waste transportation and disposal, including site management. Accordingly, the Company is seeking to integrate rail transportation, including construction and service maintenance of rail containers, waste disposal, disposal site management, and the logistics of vertically integrating each aspect of waste collection, transportation and disposal. After its year end, the Company acquired E-Rail Logistics, Inc. ("E-Rail"), a company with certain assets, properties and contract rights directed towards operations in solid waste transportation and removal as further discussed below. See "Subsequent Event" below, and Note 8 to Financial Statements. The Company did not have revenue generating operations at its fiscal year end, and did not have revenue generating operations following the acquisition.

Dividend and Change of Control

     On March 18, 2005, the Company issued all the shares of Kingsley Capital, a wholly-owned subsidiary of the Company to the Company's stockholders as a dividend, and transferred certain of its assets and liabilities to Kingsley Capital prior to the dividend, effecting a spin-off of Kingsley Capital as a private corporation (the "Spin-Off"). In consideration for assuming the liabilities of the Company, the Company issued a note payable for $200,000 to Kingsley Capital.

     On March 23, 2005, in two separate but concurrent transactions, Mr. Imre Eszenyi acquired 45,000,000 shares of the Company's common stock in the aggregate pursuant to a Share Purchase Agreement and Subscription Agreement. In the transaction pursuant to the Share Purchase Agreement, Mr. Eszenyi purchased from controlling affiliates of the Company 19,161,567 shares of the Company's common stock for $250,000. Pursuant to the Subscription Agreement, Mr. Eszenyi purchased from the Company 25,838,433 shares of the Company's common stock for $200,000. The $200,000 was used to payoff the note payable granted by the Company to Kingsley Capital, Inc. as a result of the Spin-Off. On June 27, 2005, the Company effected a 1 for 10 revenue stock split.

     Following the distribution and change in control, the Company filed a new Form 10-SB and began reporting with the Securities and Exchange Commission under a new SEC filer number.

Our Industry

     There persists an ongoing trend towards consolidation in the solid waste industry that began during the 1990's that appears to be more economically and geographically focused. One of the primary factors influencing consolidation is increased regulations which caused operating and capital costs to increase significantly. This has resulted in smaller operators being forced out of the industry either through shutting down operations or being acquired by larger, better capitalized companies. In addition, following the amendments to Subtitle

D of the regulations of the Resource Conservation and Recovery Act of 1976, industry participants faced more stringent standards for engineering solid waste landfills, requirements for liner systems, leachate collection, treatment and monitoring systems, and gas collection.

     In certain markets, competitive pressures are also forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which they can secure solid waste streams for disposal. Strategies include owning landfills, establishing strategic relationships to secure access to landfills, and negotiating lower fees by securing long-term contracts with higher volumes. In other markets, competitors control regions through franchises and municipal contracts that are often sole sourced.

     With increased regulatory scrutiny and associated costs, smaller landfill and collection operators in certain regional markets will continue to have little alternative but to consolidate or be acquired. These smaller operators lack the capital resources, management skills and technical expertise required to comply with the stringent regulations and to compete with larger, more efficient and better capitalized, integrated operators. In the Northeast, local disposal operators have been closed or are at capacity. These local disposal facilities have been replaced by large regional landfills in Western Pennsylvania, Ohio, Michigan and West Virginia. As a result, generators and disposers have to haul waste hundreds of miles at considerable costs given the high price of fuel, labor, insurance and shortage of equipment. These elevated costs for road-based hauling have made rail-based waste disposal more economical and efficient.

Our Strategy

     We are currently in the development stages with plans to become a leading vertically integrated provider of solid waste disposal services, through acquiring landfills, disposal sites, intermodal facilities for rail haul, loading and off loading facilities for waste, railcar maintenance companies, focusing on collection, transportation and disposal of solid waste. With our first acquisition of a company in this industry, E-Rail, our primary focus is on the Northeast market. We believe this initial focus on such a densely populated region which generates a large volume of solid waste will provide us a competitive advantage over our larger, more fragmented and less nimble competitors in that region. In acquiring additional companies and assets, we will target those necessary to enhance our ability to operate as an integrated provider and ensure compliance with existing environmental laws.

     We plan to target hundreds of haulers and generators who will benefit substantially from outsourcing some or all of their transportation, logistical and disposal needs, and municipalities, transfer stations, demolition companies, trucking companies and waste brokers. By offering integrated services, customers will have a full complement of services from which to choose. To assist in our bidding for municipal and other private and public contracts and in evaluating acquisition targets, we have begun to compile a management team with many years of experience in and knowledge of the solid waste and railcar transportation industries.

     Based on public reports, we believe that only 5% of the massive waste market is currently served by rail transportation. Part of the reason has been a shortage of railcars and related equipment necessary for use in the waste industry. We plan to service that need by providing railcars, containers, maintenance, loading and offloading facilities. In order to achieve that, our management team will design and procure the necessary equipment. On July 11, 2005, we contracted to purchase 95 retrofitted railcars for a purchase price of $4,085,000 in furtherance of our strategic plan and operations, and subsequent to year end we acquired 52 intermodal containers suitable for solid waste bringing our total number of containers owned to 272.

     Several of the main factors we plan to compete on are price, capacity, geography, collection, transfer and disposal volume. Our success in executing on our business plan will depend on our ability to maximize utilization of our containers and rail access rights. We believe we can achieve competitive pricing by consolidating collections over a vast region because of our focus on utilizing rail transport. By collecting, transporting and disposing of large volumes of solid waste, we believe we can create economies of scale and thus cost-savings that we can pass through to our customers. At the current time, there is a shortage of waste disposal sites in the Northeast resulting in haulers and generators having to transport their waste to other states and other nearby accessible regions. With the increasing costs of fuel and the distance needed to travel, companies able to most efficiently and cost effectively collect and transport the waste have a competitive advantage.

Services

     With our initial acquisition of E-Rail, we plan to serve the Northeast market by targeting generators and haulers of solid waste for residential, commercial, industrial and municipal entities. Our services will include landfill disposal, transfer station, intermodal, railcar transportation and equipment maintenance.

     We plan to own or lease permitted landfill disposal facilities in the Northeast and Mid-West to process solid waste transported via rail from the Northeast. Our fees will be based on the volume and type of waste that is processed. While we will work diligently to obtain all necessary permits to operate a waste disposal landfill, there are no assurances that we will be successful and any such shortcoming could have a material adverse effect on our operations and the value of assets acquired.

     We plan to enter into contracts and/or acquire, develop, own and operate transfer stations in markets close to our collection operations. Transfer stations enable us to extend our direct-haul reach and link collection operations with disposal facilities that we own, operate or lease. As a result, we would be able to increase the volume of waste transported to any given facility, leading to greater efficiencies, economies of scale and competitive pricing.

Competition

     The solid waste services industry is highly competitive and with recent consolidation in the industry, several large companies have emerged as the leaders, including Allied Waste Industries, Inc., Republic Services, Inc., Waste Connections, Inc. and Waste Management, Inc. On a regional basis, there are several publicly-held and privately-owned companies and thousands of small operators. In addition, we compete directly with companies that transport waste via truck, barge, water, roads, and any other method of transportation outside of rail, alternative disposal facilities like incinerators, and municipalities, districts and counties that have their own waste disposal sites and transportation network.

     The solid waste industry has and continues to experience consolidation. We will have to compete with both small and large companies when seeking to vertically integrate and acquire quality companies in the industry. Our competitors have to be aggressive in cost reduction and therefore vertical acquisitions and attaining more capacity remains a high priority, and in most instances, greater access to financing and capital is a significant advantage. Many of our established competitors will be better financed, and as such it may become uneconomical for us to make further acquisitions or to locate suitable and valued acquisition targets.

Regulatory Issues

     The solid waste industry, including landfills, waste transportation, transfer stations, vehicle maintenance facilities, loading and unloading facilities and fueling facilities are subject to extensive regulatory control at the federal, state and county levels.

     The Clean Air Act, generally through state implementation of federal requirements, regulates emissions of air pollutants from landfills and disposal sites based on factors such as the date of the landfill construction and tons per year of emissions of regulated pollutants. State regulators may impose more stringent requirements than those provided by federal regulations. Air permits and operating permits may be required, depending on potential air emissions.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA established a regulatory program to investigate and clean up facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA may enforce its regulatory and remedial program by imposing strict joint and several liability on any entity held responsible for violations. Various states also impose strict joint and several liability for investigation, cleanup and other damages associated with hazardous substance releases.

     The Federal Water Pollution Control Act of 1972, or the Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into the waters of the United States. Any violations of the Clean Water Act would require applying for and obtaining a discharge permit, conducting sampling and monitoring, and under certain circumstances, to reduce the level of pollutants.

     The Resource Conservation and Recovery Act of 1976, or the RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to enact programs to ensure the safe handling and disposal of solid waste. Waste classified as hazardous are subject to much more stringent regulations than waste classified as non-hazardous. RCRA requires registration, compliance, reporting and corrective action, amongst others. In 1991, the Environmental Protection Agency adopted the Subtitle D Regulations governing solid waste landfills. These include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. Each state is responsible for enacting regulations and standards promulgated by the EPA , which may be more stringent than that required under the Subtitle D Regulations.

Subsequent Event

     On September 8, 2005, the Company completed an acquisition of E-Rail Logistics, Inc., a New York corporation ("E-Rail"), a development stage company focusing on operations in the solid waste disposal industry, and E-Rail's wholly-owned subsidiary, Bellville Mining Company, Inc., a Ohio corporation, that owns certain land and mineral rights in Southern Ohio. Through this initial acquisition, the Company plans to transport solid waste, initially from the Northeast region of the United States and process and dispose of it in Company owned or leased permitted landfills. While the Company views the acquisition of E-Rail as key in the execution of its business plan, there are inherent risks in any acquisition, especially since E-Rail is a development stage company with limited operations and revenues at this present time. The Company determined that it did not acquire productive assets or a business and the acquisition was treated as an asset acquisition. For a list of risk factors, please refer to "Factors, Risks and Uncertainties That May Affect Our Business" below.

Customers

     As of July 31, 2005, the Company had no customers and was in the process of acquiring properties, equipment, and rail access rights that would allow us to generate customers.

Employees

     As of July 31, 2005, the Company had two executive full time employees. The Company also utilizes temporary employees throughout the year to address business needs and significant fluctuations in administrative needs for accounting, reports and disclosure. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. Following our year end, with the acquisition of E-Rail, the Company entered into employment agreements with 3 key executives of E-Rail and hired one additional administrative staff as full time employees. We do not expect any significant disruption in our business in 2005-06 as a result of labor negotiations, employee strikes or organizational efforts. We are actively seeking a Chief Financial Officer with industry and public company reporting experience, and we hope to fill that position in the next few months.

Factors, Risks and Uncertainties That May Affect our Business

     With the exception of historical facts stated herein, the matters discussed in this report on Form 10-KSB are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Chartwell International, Inc. and its subsidiaries, (the "Company," "we," or "us"), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

Risks Related To Our Acquisition Strategy

     Recent change of control and discontinued prior operations do not give a historical basis upon which to evaluate the Company's current efforts, and the change in strategic direction has certain inherent risks. The Company recently experienced a change of control and discontinued all prior activities. As of July 2005, the Company has had no assets and no operations. In addition, the Company's periodic and current reports filed prior to March 2005 will contain information which will no longer be applicable or relevant to the current and future business operations of the Company.

     The Company has changed its business focus and intends to acquire operations unrelated to past activities, and there are no assurances that management will be successful in acquiring a business or integrating the operations successfully, which would impair the value of the Company further. In connection with the recent change of control, the Company has shifted its focus towards the acquisition of an operating business. On September 8, 2005, the Company entered into an Agreement and Plan of Merger with E-Rail Logistics, Inc. ("E-Rail"), pursuant to which the Company acquired E-Rail which has an operating business. Although the acquisition of an operating business is part of the strategic business plan of the Company, there can be no assurance that the Company will be successful in integrating the operations of E-Rail as part of the Company.

     The Company faces challenges in attracting and retaining qualified management experienced in the transportation and disposal of solid waste. Current management of the Company has no prior experience operating a business like E-Rail. Therefore the success of the Company will depend largely on the Company's ability to either hire qualified individuals to operate the Company or retain the existing management of E-Rail as personnel of the Company. Although we have entered into employment contracts with former management of E-Rail to continue in operations following the acquisition, no assurance can be given that the Company will be able to retain such personnel as its own personnel or attract qualified individuals in the future to manage the Company. The failure of the Company to either retain or attract such personnel could have a material adverse effect on the Company's business and financial condition.

     Integration of proposed acquisitions poses certain risks, and the Company does not currently have historical experience upon which to base an evaluation of the future prospects of success. The Company has only a limited operating history upon which to base an evaluation of its business and its prospects. There can be no assurance that the Company's recently assembled senior management team will be able to manage the Company successfully and implement the Company's operating and growth strategies effectively. The Company's
effective   integration  of  acquired   businesses  into  its  organization  and
operations is and will continue to be important to the Company's growth and future financial performance. A part of the Company's strategy is to achieve economies of scale and operating efficiencies by increasing its size through acquisitions. These goals may not be achieved even if the Company effectively combines the operations of acquired businesses with its existing operations due to factors beyond our control, such as market position or customer base. Because of the Company's limited operating history, there can be no assurance that its recently assembled senior management team will succeed in integrating the Company's future acquisitions. Any difficulties the Company encounters in the integration process could have a material adverse effect on its business, financial condition and results of operations.

     Acceptable acquisition targets may not materialize. The Company expects that a substantial part of its future growth will come from acquiring solid waste collection, transfer, maintenance and loading facilities, and disposal operations. There can be no assurance that the Company will be able to identify suitable acquisition candidates or, if such candidates are identified, to negotiate their acquisition at prices or on terms and conditions favorable to the Company. Additionally, we expect continued consolidation in the industry will reduce the number of qualified acquisition candidates. The Company's failure to implement its acquisition strategy successfully could limit its potential growth.

     The Company may not be able to attract the required capital, through either debt or equity financings, in order to complete strategic acquisitions or make required purchases of capital equipment needed to conduct its operations efficiently, either of which could adversely effect the Company's financial condition and ability to execute on its business plan. The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings, the issuance of shares of the Company's Common Stock and/or seller financing. If acquisition candidates are unwilling to accept, or the Company is unwilling to issue, shares of the Company's Common Stock as part of the consideration for such acquisitions, the Company may be required to use more of its available cash resources or debt, to the extent it is available, to fund such acquisitions. To the extent that cash from operations and debt are insufficient to fund acquisitions, the Company will require additional equity and/or debt financing, the terms of which may be unfavorable or unavailable. Additionally, growth through the development or acquisition of new landfills, transfer stations and other facilities, as well as the ongoing maintenance of such landfills, transfer stations or other facilities, may require substantial capital expenditures. There can be no assurance that the Company will have sufficient existing capital resources or be able to raise sufficient additional capital resources on terms satisfactory to the Company to meet any or all of the foregoing capital requirements.

     There may be undisclosed liabilities in the businesses that we acquire which we fail or are unable to discover which could have a material adverse effect on our operations and business conditions. As a successor owner to entities we acquire, we often assume prior liabilities incurred and there can be no assurances that these liabilities are properly disclosed to us. Even if we obtain legally enforceable representations, warranties, covenants and indemnities from the sellers of such businesses, we may not be successful in fully covering the liabilities. Certain environmental liabilities, even if we do not expressly assume them, may be imposed upon us under various regulatory schemes and legal theories, and as such may materially affect our ability to operate and grow our business.

     Larger competitors may compete with the Company for acquisition targets, making it more difficult for the Company to acquire businesses that fit within its business strategy, or increasing the cost of making such acquisitions, either of which could negatively affect our performance. The Company competes for acquisition candidates with other entities, some of which have greater financial resources than the Company. Increased competition for acquisition candidates may result in fewer acquisition opportunities being available to the Company, as well as less attractive acquisition terms, including increased purchase prices. These circumstances may increase acquisition costs to levels that are beyond the Company's financial capability or pricing parameters or that may have an adverse effect on the Company's results of operations and financial condition. The Company believes that a significant factor in its ability to consummate acquisitions after completion of this offering will be the relative attractiveness of shares of the Company's Common Stock as consideration for potential acquisition candidates. This attractiveness may depend in large part on the relative market price and capital appreciation prospects of the Common Stock compared to the equity securities of the Company's competitors. If the market price of the Company's Common Stock were to decline materially over a prolonged period of time, the Company's acquisition program could be materially adversely affected.

Risks Related to our Industry

     Strategic growth through acquisitions is dependent on the Company's ability to internally grow its logistics infrastructure, and there is no historical perspective to validate the Company's belief that it can attain certain gross margins competitively, the failure of which would adversely affect its financial condition. The Company's growth strategy includes (i) expanding through acquisitions, and (ii) generating internal growth of its infrastructure and logistics capabilities. The Company's ability to execute its growth strategy will depend on a number of factors, including the success of existing and emerging competition, the availability of acquisition targets, the ability to maintain profit margins in the face of competitive pressures, the ability to continue to recruit, train and retain qualified employees, the strength of demand for the Company's services and the availability of capital to support its growth.

     Rapid growth could create risks of over leverage or undercapitalization to meet obligations, which could materially impact the Company's financial condition and strategy. If the Company is able to execute its growth strategy, it may experience periods of rapid growth. Such growth, if it occurs, could place a significant strain on the Company's management, operational, financial and other resources. The Company's ability to maintain and manage its growth effectively will require it to expand its management information systems capabilities and its operational and financial systems and controls. Moreover, the Company will need to attract, train, motivate, retain and manage additional senior managers, technical professionals and other employees, as well as integrate accounting and reporting for disclosure controls and compliance with
Section 404 of the Sarbanes-Oxley Act. Any failure to expand the Company's operational and financial systems and controls or to recruit and integrate appropriate personnel at a pace consistent with the Company's revenue growth could have a material adverse effect on the Company's business, financial condition and results of operations.

     The solid waste industry is highly competitive, and we will face competition from companies that may be better financed than we are, which could impact our ability to compete for customers and employees. The solid waste services industry is highly competitive and fragmented and requires substantial labor and capital resources. Certain of the markets in which the Company competes or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill. The Company also competes with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. These counties, municipalities and solid waste districts may have financial advantages over the Company, because of their access to user fees and similar charges, tax revenues and tax-exempt financing. Certain of the Company's competitors may also be better capitalized, have greater name recognition or be able to provide services at a lower cost than the Company. The Company's inability to compete with governmental service providers and larger and better capitalized companies could have a material adverse effect on the Company's business, financial condition and results of operations.

     Solid waste disposal is regulated by the various governmental agencies, and changes in legislation or rules and regulations could have a material adverse effect on our operations. The waste management and rail-based transportation industries are subject to extensive and evolving environmental laws and regulations, the enforcement of which has become increasingly stringent in recent years as a result of greater public interest in protecting the environment. Although we do not anticipate or intend to transport or dispose of toxic waste or other hazardous materials, these laws and regulations may still impose substantial costs on the Company and affect the Company's business in other ways that could add unforeseen costs to operations.

     The Company's inability to maintain landfill permits and licenses could adversely affect financial resources or require significant expenditures to comply with the regulations, either of which could materially affect gross margins and cash flow from operations. If the Company implements its strategy for landfill ownership and operation, it will be necessary to obtain and maintain in effect one or more licenses or permits, as well as zoning, environmental and/or other land use approvals. These licenses or permits and approvals are difficult and time-consuming to obtain and renew and are frequently subject to opposition by various elected officials or citizens' groups, whose positions may change in the future in ways that may adversely effect continuing operations or materially affect the cost of operations. The design, operation and closure of landfills are extensively regulated. These regulations include, among others, the Subtitle D Regulations. Failure to comply with these regulations could require the Company to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Future changes to these regulations may require the Company to modify, supplement or replace equipment or facilities at costs that may be substantial. The failure of regulatory agencies to enforce these regulations vigorously or consistently may give an advantage to competitors of the Company whose facilities do not comply with the Subtitle D Regulations or their state counterparts. The Company's financial obligations arising from any failure to comply with these regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Judicial and administrative proceedings related to our business are routine, and penalties, fines, or remediation orders could materially impact our cash flow or working capital from time-to-time, which could impair our business plan objectives. Companies in the solid waste services business are frequently subject in the normal course of business to judicial and administrative proceedings involving federal, state or local agencies or citizens' groups. Governmental agencies may seek to impose fines or penalties on the Company or to revoke or deny renewal of the Company's operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or require the Company to make expenditures to remediate potential environmental problems relating to waste disposed of or stored by the Company or its predecessors, or resulting from its or its predecessors' transportation and collection operations. The Company may also be subject to actions brought by individuals or community groups in connection with the permitting, franchising or licensing of its operations, any alleged violation of such permits, franchises or licenses or other matters. Any adverse outcome in these proceedings could have a material adverse effect on the Company's business, financial condition and results of operations and may subject the Company to adverse publicity.

     The Company may be subject to liability for any environmental damage that its solid waste facilities may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, which could materially impact our cash flow in any given period. The Company's potential liability includes damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Further, CERCLA imposes joint and several strict liability on the present owners and operators of facilities from which a release of hazardous substances into the environment has occurred, as well as any party that owned or operated the facility at the time of disposal of the hazardous substances, regardless of when the hazardous substance was first detected. CERCLA defines the term "hazardous substances" very broadly to include more than 700 substances that are specified under RCRA, have specific hazardous characteristics defined under RCRA or are regulated under any of several other statutes. Similar liability is imposed on the generators of waste that contains hazardous substances and on hazardous substance transporters that select the treatment, storage or disposal site. All such persons, who are referred to as potentially responsible parties ("PRPs"), generally are jointly and severally strictly liable for the expense of waste site investigation, waste site cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with all relevant laws and regulations. These costs can be very substantial. Furthermore, such liability can be based on the existence of even very small amounts of hazardous substances; unlike most of the other statutes that regulate hazardous substances, CERCLA does not require any minimum volume or concentration of a hazardous substance to be present before imposing liability. It is likely that hazardous substances have in the past come to be located in landfills with which the Company is or will become associated. If any of the Company's sites or operations ever experiences environmental problems, the Company could be subject to substantial liability, which could have a material adverse effect on its business, financial condition and results of operations.

     Our inability to obtain performance or surety bonds, letters of credit or insurance for municipal solid waste services contracts and landfill closure obligations may require other means of financial assurance to secure contractual performance, which could materially affect our potential cash flow and working capital. If the Company in the future were unable to obtain performance or surety bonds or letters of credit in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste services contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance could also impair the Company's ability to secure future contracts conditioned on the contractor's having adequate insurance coverage. Accordingly, the failure of the Company to obtain performance or surety bonds, letters of credit or other means of financial assurance or to maintain adequate insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2 - DESCRIPTION OF PROPERTY

     The Company currently uses office space of a business located at 1124 Smith Street, Suite 304, Charleston, W.V. 25301. The office building is owned by a relative of our Chairman and Vice President, Mr. Imre Eszenyi, and the Company does not currently pay rent for the use of the space or administrative personnel located there. We anticipate acquiring office leases for general operations and administrative functions in the future, as we execute on our business plan.

     Subsequent to year end, and as part of the E-Rail acquisition, we acquired certain undeveloped properties in Ohio comprising several parcels of land in Jackson County, Scioto County and Laurence County for a total of approximately 1,612 acres. 1500 acres of those properties are encumbered by mortgage liens held by certain creditors of E-Rail associated with promissory notes issued by E-Rail to such creditors in the aggregate principal amount of $1,823,000.

ITEM 3 - LEGAL PROCEEDINGS

     To the best knowledge of management, there are no legal proceedings pending against the Company. In the normal course of operations, the Company may have disagreements or disputes with employees, vendors or customers. These disputes are seen by the Company's management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

     Subsequent to year end, the Company acquired and assumed from Rail Waste Holdings, LLC, a promissory note dated January 4, 2004 (the "Note") and open end mortgage dated January 6, 2004 (the "Mortgage"), issued to Rail Waste Holdings, LLC by Minerva Enterprises, Inc. On May 27, 2005, LFL Logistics Inc. brought a foreclosure action against Minerva Enterprises, Inc. in the Court of Common Pleas, Stark County, Ohio, and joined as additional defendants, Rail Waste Holdings, LLC, Gonzoil, Inc., Ohio Waste, LLC, R.W. Recycling, LLC, DART Trucking Company, Inc., Dart Services, Inc., First International Bank and Cantwell Machinery Company, Inc. LFL Logistics is a holder and owner of a Certificate of Judgment for Lien Upon Lands and Tenements against Minerva
Enterprises in the amount of $40,919.86 and filed suit to foreclose on certain real property owned by Minerva because of Minerva's refusal and failure to pay in satisfaction of such Certificate of Judgment. LFL Logistics joined the additional defendants because it believed those companies may claim an interest in the subject real estate by virtue of certain recordings made of record. On June 10, 2005, Rail Waste Holdings filed a cross claim against Minerva and the other defendants for $600,187.58 plus collection costs, attorneys fees and interest at a rate of 10% because of Minerva's default on the Note. As of September 20, 2005, Minerva has settled claims with LFL Logistics and Gonzoil. Through the acquisition and assumption of the Note and Mortgage, the Company has assumed Rail Waste Holdings' obligations under this legal proceeding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 27, 2005, the Company obtained shareholder consent to amend and restate the Company's Articles of Incorporation (i) to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares, and
(ii) effect a 10 for 1 reverse stock split. The Amended and Restated Articles of Incorporation was disclosed in an information statement sent to all shareholders of record as of April 25, on June 6, 2005. 45,000,000 of the issued and outstanding shares of the Company consented to the proposal with 5,000,000 abstaining.


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on the Over the Counter Bulletin Board under the symbol CHWN.

     The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.



Fiscal 2004                               High    Low        Fiscal 2005                            High     Low
----------------------------------------- ------- -------    -------------------------------------- -------- --------

First Quarter (October 31, 2003)          $.08    $.04       First Quarter (October 31, 2004)       $.05     $.03
Second Quarter (January 31, 2004)         $.09    $.03       Second Quarter (January 31)            $.05     $.03
Third Quarter (April 30, 2004)            $.09    $.04       Third Quarter (April 30)               $.38     $.03
Fourth Quarter (July 31, 2004)            $.11    $.05       Fourth Quarter (July 31)*              $4.50    $1.90


         *Reflects 10 for 1 reverse stock split effective June 27, 2005.

         The closing price for our common stock on July 31, 2005 was $3.60.

Stockholders

     As of July 31, 2005, there were 11,688,141 shares of common stock issued and outstanding held by 530 stockholders of record (not including street name holders).

Dividends

     On March 18, 2005, the Company issued all the shares of Kingsley Capital, a wholly-owned subsidiary of the Company to the Company's stockholders as a dividend, and transferred all its assets and liabilities to Kingsley Capital, effecting a spin-off of Kingsley Capital as a private corporation.

     We do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance the growth of the company. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

     On July 30, 2005, the Company completed a private placement of 7,349,667 shares of restricted common stock at a purchase price of $1.50 per share. As of July 31, 2005, the Company sold 6,394,267 shares of common stock with signed subscriptions for the remaining 955,400 shares to be issued, subject to a 5% limitation on ownership. With the exception of several U.S. investors, most of the investors participating in the private placement were non-U.S. persons and were not in the U.S. at the time of offer and sale of the common stock. The shares of common stock were offered and sold by the Company in reliance on
Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by the Company or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Securities Authorized for Issuance under Equity Compensation Plans

     We do not currently have any equity plans for employees.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     The discussion and financial statements contained herein are for the fiscal years ended July 31, 2005 and 2004. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Financial Condition as of July 31, 2005.

     Effective January 31, 2005, the Company transferred all of its assets, liabilities and operations to Kingsley, its wholly owned subsidiary at that time, and issued a promissory note to Kingsley for $200,000. On March 3, 2005, the Company completed a spin-off of Kingsley by distribution of Kingsley common stock as a dividend to Chartwell shareholders on a pro-rata basis.

     The Company reported total assets of $9,120,029 at July 31, 2005 consisting of cash of $7,685,962, a deposit for the purchase of retrofitted railcars totaling $1,425,000 and other assets totaling $9,067. Total liabilities reported of $61,002 consisted of trade payables and amounts due to related parties for legal services and general administrative expenses paid by them. The Company had working capital of $9,059,027 at July 31, 2005.

     Stockholders' Equity increased from $917,356 at July 31, 2004 to $9,059,027 at July 31, 2005. This increase is primarily due to: 1) Common Stock issued for services and compensation totaling approximately $442,000, 2) 8,978,110 shares of Common Stock issued for cash totaling approximately $9,791,000, and 3) an increase of approximately $37,000 in connection with the acquisition and retirement of most of the Series B Preferred shares. These increases were partially off-set by: 1) net losses of approximately $1,178,000, and 2) a charge to accumulated deficit in connection with the discontinuation of operations and transfer of remaining assets and liabilities to Kingsley of approximately $950,000.

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

Plan of Operation

Background

     The Company was formed in 1984 and since its inception until early 2005, its principal activity consisted of the oversight of its investments, principally in College Partnerships, Inc. On January 31, 2005, the Company transferred all of its assets and liabilities to its then wholly owned subsidiary, Kingsley Capital, Inc. and issued a promissory note to Kingsley Capital for $200,000. The Company subsequently transferred all of its Kingsley stock to the Company's then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, the Company issued 25,838,433 pre-split shares of its common stock to Imre Eszenyi in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley Capital. The Company then ceased all of its former operations with the intent that Kingsley Capital remain private.

     Since March 2005 and following the discontinuation of its former operations and business, the Company changed its focus and strategic direction and pursued operations as a development stage company in the solid waste transportation, logistics, management and disposal industry. Most of the Company's activities during the remainder of the fiscal year were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that would allow the Company to begin operations.

     Subsequent to its fiscal year end, on September 8, 2005, the Company acquired E-Rail Logistics, Inc., a development stage company with assets and minimal operations in the solid waste disposal industry. The acquisition included E-Rail Logistics' wholly-owned subsidiary, Belville Mining Company, Inc. based in Ohio which has significant interests and rights to over 8,000 acres of land in Ohio, a portion of which we intend to permit for the Company's landfill operations. The property contains clay and other minerals that are also required for the operation of landfills. The Company is only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require some infrastructure improvements, which the Company is evaluating.

Cash and Cash Equivalents

     As of July 31, 2005, the Company has cash and cash equivalents of $7,685,962. The Company anticipates a substantial portion shall be used as working capital and to execute the Company's acquisition strategy and business plan. As such, the Company further anticipates it will have to raise additional capital through asset based lines of credit or additional debt or equity financings to fund operations and acquisitions during the next 12 months.

     Even though the Company intends to obtain all the necessary permits to operate a landfill on its recently acquired Ohio properties, there are no guarantees that it will be successful. If the Company is not successful, that may have a material adverse effect on how soon the Company will be able to generate revenue and cash flow from on-going operations. Any such shortfall in projected revenues may cause the Company to seek additional financing at an earlier date. There are no assurances that such financing will be available, or be available on terms acceptable to the Company.

Development

     The Company plans to apply for all necessary permits to operate a landfill on certain of its Ohio properties. This application process could take up to six months or one year for approval. While the Company intends to aggressively pursue its application, there are no guarantees it will be successful.

     Our wholly owned subsidiary, E-Rail Logistics, entered into several agreements with established landfills in order to process and dispose of waste we intend to transport, and we will pursue additional access for disposal pending final permits to operate our own landfill. The Company also intends to build further relationships with other landfill operators, and potentially acquire additional existing landfill operations in order to serve its future customers.

     In addition to its disposal operations, the Company has purchased rail cars and containers, and through our wholly owned subsidiary, E-Rail Logistics, we have agreements with intermodal and maintenance facilities to support our operations. The Company anticipates it will continue to enter into similar arrangements to increase the volume of waste it can transport and process in order to maximize volume in an effort to achieve economies of scale.

     The Company's ability to generate revenue from on-going operations depend significantly on being able to develop properties it owns, and properties it may lease. Development of the property and infrastructure for disposal operations will require significant capital expenditures, and effective execution on these developments, and corresponding development of customers with volume, will be essential to our success. Delays in permitting owned or lease properties, delays in infrastructure development, or delays in our ability to create a customer base with volumes needed will significantly impact our working capital.

Results of Operations

     Net losses for fiscal years end July 31, 2005 and 2004 were $1,178,277 and $2,303,194, respectively. Losses for the fiscal year ended July 31, 2005 consisted of: 1) four months of general and administrative expenses totaling approximately $159,000 for minimal operations following the spin-out of Kingsley, 2) finance placement fees of approximately $836,000 for assistance in the sale of the Company's common stock to raise capital, partially off-set by interest income of approximately $22,000 from the proceeds of the stock sales, and 3) losses from discontinued operations of approximately $205,000. All of the losses from 2004 were from discontinued operations. As of July 31, 2005, the Company had no capital commitments, and has no off balance sheet items.

Liquidity and Capital Resources

     As a development stage company, there are currently limited operations, principally directed at structuring an acquisition and initiating operations in the solid waste transportation and disposal industry. At fiscal year end, we had no contractual commitments, and other than nominal business expenses associated with postage, phones, transfer agent and accounting, our operating expenses consists principally of legal and accounting expenses associated with our reporting obligations, and associated with our efforts to acquire an operating entity. Our Chairman and controlling stockholder, Mr. Imre Eszenyi, has paid certain required bills personally, and planed to seek reimbursement through our policies in the future, subject to approval by the Board of Directors. These expenses include transfer agent fees, business license fees and audit fees, all of which in the aggregate are significantly less than $60,000. Subsequent to year end, the Company reimbursed Mr. Eszenyi for all such expenses.

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

     As of the date of this Form 10-KSB, we have no obligations with related parties, other than reimbursement of expenses to our Chairman and controlling officer as described above, and we are current on all of our operating expenses.

Off-Balance Sheet Transactions

     There are no off balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.

ITEM 7 - FINANCIAL STATEMENTS

     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A - CONTROLS AND PROCEDURES

     The Company's management with the participation and under the supervision of its Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(c) of the Exchange Act as of the end of the fiscal year covered by this report. Based upon their evaluation, the Company's principal executive and financial officers concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended July 31, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the period of our evaluation, or subsequent to the date we carried out our evaluation.

ITEM 8B - OTHER INFORMATION

     None.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. Each year the stockholders elect the Board of Directors. The executive officers generally serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer. The number of directors range from three to seven. The Board has fixed the number of directors at four, but is actively seeking additional independent directors.

         Person                                Age               Position
         ------                                ---               --------
         Imre Eszenyi                          37                Chairperson; V.P.
         Charles Srebnik                       71                Director
         David Adams                           47                Director, Secretary
         Janice A. Jones, Ph.D.                56                Director, Chief Executive Officer and Treasurer

     Mr. Imre Eszenyi, CFA, is the founder and is currently the Managing Partner of Orchestra Finance L.L.P., a London-based independent investment firm, which is authorized and regulated by the Financial Services Authority. Mr. Eszenyi founded the Orchestra Companies in 2001. In 2005, Mr. Eszenyi joined the Board of the Company and currently serves as our Vice President and Chairman of the Board. Previously, he has gained extensive experience in structuring and execution of capital markets and private equity transactions globally while serving in various senior capacities at global investment banking firms. Mr. Eszenyi was with UBS Warburg in the Private Equity Group from 1997 to 2001, Credit Suisse First Boston from 1996 to 1997 and Bankers Trust from 1994 to 1996. Most recently with the Orchestra Finance L.L.P., Mr. Eszenyi was involved in providing financing for fast developing publicly-listed companies, including ThermoGenesis Corp. ("KOOL"), FX Energy, Inc. ("FXEN") and Telkonet, Inc. ("TKO"). Mr. Eszenyi received an M.B.A. from Ohio University, where he was sponsored by the George Soros Foundation, and attended the Janus Pannonius University of Economics. He is a Chartered Financial Analyst and is a member of the Association for Investment Management and Research.

     Charles Srebnik has been engaged in the Investment Banking industry for more than four decades. For the past twenty-five years, Mr. Srebnik has been an independent financial consultant with the firm, Charles Srebnik and Associates, and he has managed a privately held family fund. In 1992, he was the Chairman of the Rockland Bioscience Park Corporation. From 1990 to 1992, Mr. Srebnik was a contractor to the Resolution Trust Corporation. In 1981, he co-founded Genetic Engineering, Inc. (a biotechnology company) and served as its Chairman of the Board of Directors and President until it was acquired by Miller Diversified Corporation in 1992. Between 1975 and 1980, he served as the Director of Special Situations in the Corporate Finance Department of D.H. Blair & Co., Inc. He is a life member of the World Simmental Federation and a member of the Holstein Association.

     David Adams joined the Board of Directors in April 2005, and also serves as Corporate Secretary. He is a shareholder of the law firm of Bartel Eng & Schroder representing public and private corporations in the areas of intellectual property, corporate finance, mergers and acquisition, and regulatory matters from 2000 to the present. From November 1996 to 2000, he served as General Counsel and V.P of Business Development for ThermoGenesis Corp. ("KOOL"). Mr. Adams received his Bachelor of Arts Degree in Psychology, with High Distinction, from the University of Colorado, Colorado Springs in 1984, and his Juris Doctorate, with Distinction, from the University of the Pacific, McGeorge School of Law in 1988.

     Janice A. Jones, Ph.D., has been our Director since inception and Chief Executive Officer and Treasurer since August 1990. Her positions with the Company and College Partnership, Inc. ("CPI") have been her full time occupation from 1990 to 2005. Since 1998, she has served as Director and Corporate Secretary of College Partnership, a publicly held company registered under the Securities Exchange Act of 1934, and President and a Director of National College Recruiting Association, Inc. Dr. Jones received a Ph.D. in Social

Sciences from Yeshiva University in 1980, a Masters degree in 1976 in Social Sciences from Yeshiva University, and a Bachelor of Arts degree from Hunter College in 1973. She received the Hunter College Hall of Fame Award in 1986. She devotes substantially all of her business time to CPI and our business activities.

Audit Committee Financial Expert

     The Company's Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, each director on the Company's Board of Directors currently meets the definition of an "audit committee financial expert" within the meaning of Item 401(e) of Regulation SB, however, Charles Srebnik is the only independent director. The Company is currently seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to the Company's small size and limited resources, it has been difficult to recruit outside directors and financial experts, especially due to the fact that as for our fiscal year ended July 31, 2005, we did not have directors and officer's liability insurance to offer suitable candidates. The Company intends to obtain directors and officer's liability insurance in the next few months.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities Exchange Commission, the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

     Subsequent to year end, the Company adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is currently completing work on a web site and will post the policy on its web site when it becomes operational.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation

     The following table summarizes all compensation earned by or paid to our Chief Executive Officer for the last three completed fiscal years. No officer received compensation in excess of $100,000 for the fiscal years ended July 31, 2005, 2004 or 2003:


                                                                                          Long-Term Compensation
                                                                             --------------------------------------------------
                                     Annual Compensation                              Awards             Payouts
                         ---------------------------------------------       -------------------------- ----------
                                                             Other                         Securities
                                                            Annual            Restricted   Underlying               All Other
                                                            Compen-             Stock       Options/      LTIP       Compen-
Name and Principal                   Salary      Bonus      sation              Awards        Sars       Payouts     sation
Position                   Year        ($)        ($)         ($)                ($)           (#)         ($)       ($)(1)
                           ----        ---        ---         ---                ---           ---         ---       ------
--------------
Dr. Janice A. Jones (5)    2005       $  -     $    -     $  35,000 (2)        $   -            -          $  -      $  15,100
Chief Executive            2004       $  -     $    -     $       - (3)        $   -            -          $  -      $  25,300
  Officer                  2003       $  -     $    -     $  60,000 (4)        $   -            -          $  -      $  32,800


(1) Consists of personal use of trade credits from barter exchanges and auto allowance totaling approximately $4,900, $4,900 and $12,400 in 2005, 2004 and 2003, respectively and payments of $10,200, $20,400 and $20,400 on a life insurance policy for the benefit of a family trust in the same periods, respectively.

(2) Includes compensation for seven months and $13,000 in deferred compensation.

(3) Dr. Jones agreed forego salary and auto allowance payments under her compensation agreement effective August 1, 2003 through July 31, 2004 in exchange for modifications to her option agreements.

(4) Includes $17,302 in deferred compensation.

(5) Dr. Jones was appointed Chief Executive Officer in August 1990. All of the amounts presented relate to the discontinued operations. Subsequent to the spin-out of Kingsley, she is neither paid for her services, nor presently reimbursed for expenses she incurs in the course of performing her duties for the company.

Option Grants

     We do not currently have a stock option plan.

Aggregated Option Exercises in Last Fiscal Year and FY-End Options/SAR Values

     We do not currently have a stock option plan and we have not granted options during the past fiscal year. There are no options outstanding.

Long-Term Incentive Plans-Awards in Last Fiscal Year

     We do not currently have any long-term incentive plans.

Compensation of Directors

     Our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings. As the Company seeks to identify and retain additional independent directors, compensation in the form of stock or cash, or a combination of both, will be established. We are actively seeking at least three independent board members who have relevant industry experience and financial expertise. We anticipate having a majority of outside independent directors.

Employment Agreements

     We did not have any employment agreements during the fiscal year ending July 31, 2005.

     Subsequent to year end, and pursuant to our acquisition of E-Rail, our wholly-owned subsidiary, E-Rail, entered into employment agreements with Andy Kaufman, Richard Kessler and Christopher Davino (collectively the "Executives"). The Executives will each be paid an annual salary of $180,000 subject to an increase to $240,000 based on achieving certain revenue milestones. The Executives will each be entitled to participate in the Company's cash management incentive bonus and equity incentive plans upon formation and approval by the Board of Directors of the Company, provided, however, cash bonuses shall not exceed 100% of each Executive's base salary then in effect. The employment agreement may be terminated prior to the expiration of the agreement upon the mutual agreement of the Company and each Executive, respectively. In the event an Executive is terminated without cause, such Executive will be paid an amount equal to his base salary then in effect for the remaining term of the agreement.

In the event of the death or disability of an Executive, such Executive and/or his estate will be paid an amount equal to 6 months salary.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We do not currently have an equity compensation plan.

     The following table sets forth, as of September 30, 2005, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock,
(ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

                                                                 No. of Shares
Name                                                             Common Stock       Percent
----                                                             ------------       -------
Janice A. Jones, Ph.D.                                            205,234(1)          1.29%
333 S. Allison Parkway, Suite 100
Lakewood, CO 80226

Imre Eszenyi                                                       4,375,001         27.58%
No. 7 Inverness Gardens
London W8 4RN
United Kingdom

Charles Srebnik                                                   175,000(2)          1.10%
3 Mary Ann Lane
New City, NY 10956

David Adams                                                         178,750           1.13%
1331 Garden Highway, Suite 300
Sacramento, CA  95833

Internationale Kapitalanagegesellschaft mbH for fund               1,800,000         11.34%
Merlin A
Georg-Glock-Str. 14
40474 Dusseldorf, Germany

Fonditel Velociraptor, FI                                        1,500,000(3)         9.46%
Pedro Teixeira Street, 8, 3rd Floor
28020 Madrid, Spain

Eurovalor Bolsa FI                                                850,000(4)          5.36%
C/Labastida, 11
28034 Madrid, Spain

Rail Waste Holdings, LLC                                         3,100,000(5)        19.55%

All directors and executive officers as a group                    4,933,985         31.11%
(4 persons)

(1) Includes 80,010 shares held in trust for Dr. Jones' children and 10,000 shares owned by Dr. Jones' husband, which Dr. Jones disclaims beneficial ownership. Also, includes 15,133 shares owned by Bellaire Group LLC, which is under control of Dr. Jones.
(2) Includes 100,000 shares owned by Mr. Srebnik's spouse, which Mr. Srebnik disclaims beneficial ownership. (3) Includes 500,000 shares held in the name of Fonditel Albatros, FI based on the Schedule 13G filed with the SEC as a group. Both entities are controlled or are under the common direction of the same principals.
(4) Includes 150,000 shares held in the name of Eurovalor Estados Unidos FI, based on our knowledge that the two entities are controlled or are under the common direction of the same principals.
(5) Includes 300,000 shares subject to set-off restrictions pursuant to that certain Agreement and Plan of Merger.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We currently use administrative personnel and have office space at 1124 Smith Street, Suite 304, in Charleston, West Virginia, which is the business address of the Company's Chairman and Vice President, Mr. Imre Eszenyi's father-in-law. We do not pay rent or other expenses associated with our use of the space at this time, and we do not contemplate entering into any long-term arrangement for the use of such space.

     During the fiscal year ended July 31, 2005, Mr. Eszenyi, our Chairman, paid certain operating expenses such as audit fees, business license fees, and transfer agent fees from his personal funds. These expenses were reimbursed by the Company subsequent to its fiscal year end pursuant to the Company's policies on business expenses. Although the amounts paid in the aggregate are significantly less than $60,000, the Board of Directors reviewed and evaluated the personal undertakings and approved of the payments on the Company's behalf.

     On July 30, 2005, the Company paid $418,245 in cash and issued 278,830 shares of common stock valued at $418,245 to agents of Orchestra Finance, LLP ("Orchestra") for financing placement fees. Mr. Imre Eszenyi is the Managing Partner of Orchestra.

     During the fiscal year ended July 31, 2005, the Company paid $83,945 in cash and issued 15,000 shares of common stock valued at $22,500 for legal services to Bartel, Eng & Schroder ("BES"), a law firm. Mr. David Adams is a shareholder of Bartel.

ITEM 13 EXHIBITS

Exhibit Number                    Name
--------------                    ----

        3.1(1)                  Amended and Restated Articles of Incorporation

        3.2(1)                  Amended and Restated By-laws

       10.2(2) Purchase and Sale Agreement with Railway & Industrial Services, Inc.

       10.3(3)                  Securities Purchase Agreement

       10.4(4)                  Letter of Understanding with Rail Waste
                                Holdings, LLC

       10.5(5)                  Share Purchase Agreement

       14.1                     Code of Ethics

       23.2 Consent of Ronald R. Chadwick, P.C., Independent Registered Public Accounting Firm


       31.1                     Rule 13(a) - 14(a)/15(d) - 14(a) Certification
                                (Principal Executive Officer)

       31.2                     Rule 13(a) - 14(a)/15(d) - 14(a) Certification
                                (Principal Financial Officer)

       32                       Section 1350 Certifications

Footnotes to Exhibits Index

(1) Incorporated by reference to Form 8-K dated June 27, 2005.

(2) Incorporated by reference to Form 8-K dated July 11, 2005.

(3) Incorporated by reference to Form 8-K dated July 8, 2005.

(4) Incorporated by reference to Form 8-K dated April 20, 2005.

(5) Incorporated by reference to Form 8-K dated March 23, 2005.


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Ronald R. Chadwick, P.C. were our independent accountants for the year ended July 31, 2005 and 2004, and for the interim periods ended April 30, 2005, January 31, 2005 and October 31, 2004.

Audit Fees

     Fees for audit services by Ronald R. Chadwick, P.C. totaled $13,000 and $13,630 for the fiscal years ended July 31, 2005 and 2004, respectively, including fees associated with the annual audits of our financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB, consents, assistance with the review of documents filed with the SEC, and accounting consultations.

Audit-Related Fees

     There were no other audit-related fees incurred during the fiscal years ended July 31, 2005 or 2004.

Tax Fees

     Fees for tax preparation by Joseph M. Morris totaled $5,850 and $1,500 for the fiscal years ended July 31, 2005 and 2004, respectively.

All Other Fees

     Ronald R. Chadwick, P.C. did not bill us for other services for the fiscal years ended July 31, 2005 and 2004.

     In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm in fiscal 2005. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC.
                                   /s/ Janice A. Jones
Dated: October 3, 2005             -----------------------------
                                   By:  Janice A. Jones
                                   Its: Chief Executive Officer (Principal
                                   Executive Officer) and Director

                                   /s/ Janice A. Jones
Dated: October 3, 2005             -----------------------------
                                   By:  Janice A. Jones
                                   Its: Chief Financial Officer (Principal
                                   Financial Officer and Principal
                                   Accounting Officer)



In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           /s/ Janice A. Jones
Dated: October 3, 2005     -----------------------------------------------------
                           Janice A. Jones, Chief Executive Officer and Director

                           /s/ Imre Eszenyi
Dated: October 3, 2005     -----------------------------------------------------
                           Imre Eszenyi, Chairman of the Board of Directors

                           /s/ David Adams
Dated: October 3, 2005     -----------------------------------------------------
                           David Adams, Secretary and Director

                           /s/ Charles Srebnik
Dated: October 3, 2005     -----------------------------------------------------
                           Charles Srebnik Director

                          Chartwell International, Inc.
                          (A Development Stage Company)

                              Financial Statements
                             July 31, 2005 and 2004

                          CHARTWELL INTERNATIONAL, INC.
                                   FORM 10-KSB
                                  July 31, 2005

                                      INDEX

                                                                                                                Page

Report of Independent Registered Accounting Firm................................................................F-1

Consolidated Balance Sheets at July 31, 2005 and 2004...........................................................F-2

Consolidated Statements of Operations for the Fiscal Years Ended July 31, 2005
      and 2004, and from March 3, 2005, inception, to July 31, 2005.............................................F-3

Consolidated Statements of Stockholders' Equity for the
      Fiscal Years Ended July 31, 2004 and 2003.................................................................F-4

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2005
       and 2004, and from March 3, 2005, inception, to July 31, 2005............................................F-6

Notes to Consolidated Financial Statements......................................................................F-8



                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Chartwell International, Inc.
Lakewood, Colorado

I have audited the accompanying consolidated balance sheet of Chartwell International, Inc. (a development stage company), as of July 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 31, 2005 and 2004, and for the period from the inception of the development stage (March 3, 2005) through July 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chartwell International, Inc. as of July 31, 2005 and the consolidated results of its operations and its cash flows for the years ended July 31, 2005 and 2004, and for the period from the inception of the development stage (March 3, 2005) through July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


Aurora, Colorado                            /s/Ronald R. Chadwick, P.C.
September 12, 2005                          RONALD R. CHADWICK, P.C.

                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET



ASSETS:                                                                              July 31, 2005
                                                                                     -------------
Current Assets:
      Cash                                                                            $7,685,962
      Deposit                                                                          1,425,000
      Other                                                                                9,067
                                                                                      -----------
TOTAL ASSETS                                                                          $9,120,029
                                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and accrued expenses                                              18,862
      Due to related parties                                                             42,140
                  Total liabilities                                                   -----------
                                                                                         61,002

Stockholders' Equity:
      Preferred stock; $.001 par value, 25,000,000 authorized                                 -
      Common stock; $.001 par value; 100,000,000 shares
        authorized; 11,688,141 shares issued and outstanding                             11,688
      Additional paid-in capital                                                     23,336,326
      Accumulated deficit                                                           (14,288,987)
                  Total stockholders' equity                                      --------------
                                                                                      9,059,027
                                                                                  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   9,120,029



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  Cumulative from
                                                                                                   March 3, 2005,
                                                           July 31,           July 31,         Inception, to July 31,
                                                         -------------- -- ----------------    -----------------------
                                                             2005               2004                    2005
                                                         --------------    ----------------    -----------------------

OPERATING EXPENSES:
      General and administrative                           $ 158,598       $           -       $          158,598
                                                         --------------    ----------------    -----------------------
                  Total operating expenses                   158,598                   -                  158,598

Other income (expense)
      Interest, net                                           21,969                   -                   21,969
      Finance placement fee                                 (836,490)                  -                 (836,490)
                                                         -------------     ---------------     -----------------------
                  Total other income (expense)              (814,521)                  -                 (814,521)
                                                         ------------      ---------------     -----------------------
Net (loss) before discontinued operations                   (973,119)                  -                 (973,119)

Discontinued operations                                     (205,158)         (2,303,194)                       -

Net (loss)                                               $(1,178,277)      $  (2,303,194)      $         (973,119)
                                                         ===========-      =============-      =====================

(Loss) per common share before discontinued
  operations (basic and diluted)                         $     (0.26)      $           -       $            (0.16)
                                                         ============      ==============      =====================

(Loss) per common share on discontinued
  operations (basic and diluted)                         $     (0.05)      $       (1.07)      $                -
                                                         ============      ==============      =====================


(Loss) per common share (basic and diluted)              $    (0.31)       $       (1.07)      $             (0.16)
                                                         ============      ==============      =====================

Average common shares outstanding                         3,776,389            2,148,672                 5,975,163
                                                         ============      ==============      =====================



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                         CHARTWELL INTERNATIONAL, INC.
                                                                         (A Development Stage Company)
                                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                             JULY 31, 2005 and 2004

                                     Series A    Series B   Series C               Additional                             Total
                                    Preferred   Preferred   Preferred   Common       Paid-in     Treasury  Accumulated Stockholders'
                                      Stock       Stock      Stock      Stock       Capital      Stock     Deficit       Equity
                                      -----       -----      -----      -----       -------      -----     -------       ------
Balances, July 31, 2003
     Shares                            600,000    30,000     50,612    2,148,672             -      (689)           -    2,828,596
     Amount                          $     600  $300,000   $506,120  $     2,149  $ 12,256,973  $ (6,885) $(9,857,433)  $3,201,524
                                     ========== ========== ========= ============ ============= ========= ============= ============
Modification of stock options
     Shares                                  -         -          -            -             -         -            -            -
     Amount                          $       -  $      -   $      -  $         -  $     19,026  $      -  $         -   $   19,026
Net (loss), fiscal 2004
     Shares                                  -         -          -            -             -         -            -            -
     Amount                          $       -  $      -   $      -  $         -  $          -  $      -  $(2,303,194)  $(2,303,194)
                                     ---------- ---------- --------- ------------ ------------- --------- ------------- ------------
Balances, July 31, 2004
     Shares                            600,000    30,000     50,612    2,148,672             -      (689)           -    2,828,596
     Amount                          $     600  $300,000   $506,120  $     2,149  $ 12,275,999  $ (6,885) $(12,160,627) $   917,356
                                     ========== ========== ========= ============ ============= ========= ============= ============
Issued common stock for services
     Shares                                  -         -          -      295,830             -         -             -      295,830
     Amount                          $       -  $      -   $      -  $       296  $    441,049  $      -  $          -  $   441,345
Converted Preferred Series A Stock
  to common stock
     Shares                           (600,000)        -          -      240,000             -         -             -     (360,000)
     Amount                          $     600  $      -   $      -          240  $        360  $      -  $          -  $         -
Re-acquired and retired Preferred
Series B Stock
     Shares                                  -   (25,000)         -            -             -         -             -      (25,000)
     Amount                          $       -  (250,000)  $      -   $        -  $    286,935  $      -                $    36,935
Converted Preferred Series B Stock
  to common stock
     Shares                                  -    (5,000)         -        2,000             -         -             -       (3,000)
     Amount                          $       -   (50,000)  $      -   $        2  $     49,998  $      -  $          -  $         -
Converted Preferred Series C Stock
to common stock
     Shares                                  -         -    (50,612)      23,485             -         -             -      (27,127)
     Amount                          $       -  $      -  $(506,120)  $       23  $    506,096  $      -  $          -  $         -


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



                                                                         CHARTWELL INTERNATIONAL, INC.
                                                                         (A Development Stage Company)
                                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                             JULY 31, 2005 and 2004
                                                                                  (Continued)

                                     Series A    Series B   Series C               Additional                             Total
                                    Preferred   Preferred   Preferred   Common       Paid-in     Treasury  Accumulated Stockholders'
                                      Stock       Stock      Stock      Stock       Capital      Stock     Deficit       Equity
                                      -----       -----      -----      -----       -------      -----     -------       ------
Stock option compensation expense
     Shares                            -            -          -                 -           -       -               -            -
     Amount                         $  -          $ -        $ -        $        -  $      350   $   -     $         -  $      350
Retired treasury stock
     Shares                            -            -          -                 -           -      689              -         689
     Amount                         $  -          $ -        $ -        $        -  $   (6,885)  $6,885    $         -  $        -
Spin-out of subsidiary
     Shares                            -            -          -                 -           -        -              -           -
     Amount                         $  -          $ -        $ -        $        -  $        -   $    -    $  (950,083) $ (950,083)
Issued common stock for cash
     Shares                            -            -          -         2,583,843           -        -              -   2,583,843
     Amount                         $  -          $ -        $ -        $    2,584  $  197,417   $    -    $         -  $  200,000
10 for 1 reverse stock split
     Shares                            -            -          -                44           -        -              -          44
     Amount                         $  -          $ -        $ -        $        -  $        -   $    -    $         -  $        -
Issued stock in private placement
     Shares                            -            -          -         6,394,267           -        -              -   6,394,267
     Amount                         $  -          $ -        $ -        $    6,394  $9,585,007   $    -    $         -  $9,591,401
Net (loss), fiscal 2005
     Shares                            -            -          -                 -           -        -              -            -
     Amount                         $  -          $ -        $ -        $        -  $        -   $    -    $(1,178,277) $(1,178,277)
                                  -----------    ----------  ---------- ----------  ----------  ---------- ------------ ------------
Balances, July 31, 2005
     Shares                            -            -          -        11,688,141           -        -              -   11,688,141
     Amount                         $  -          $ -        $ -        $   11,688 $23,336,326   $    -    $(14,288,987)$9,059,027
                                  ===========    ==========  ========== ========== ===========  ========== ============ ============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative from
                                                                                                          March 3, 2005,
                                                                 July 31,             July 31,         Inception, to July 31,
                                                              ---------------- -- -----------------    ---------------------
                                                                   2005                 2004                   2005
                                                              ----------------    -----------------    ---------------------

Cash Flows from Operating Activities
      Net income (loss)                                       $(1,178,277)        $(2,303,194)         $(973,119)
      Adjustments:
          Discontinued operations                                 227,375           2,299,907                  -
          Cash transferred in spin-out                             (1,395)                  -                  -
          Common stock issued for services                        440,745                   -            440,745
      Changes in operating assets and liabilities
          Deposits                                             (1,425,000)                  -         (1,425,000)
          Other assets                                             (9,067)                  -             (9,067)
          Accounts payable and accrued expenses                    18,862                   -             18,862
          Due to related parties                                   42,140                   -             42,140
                                                              ---------------     ------------------  --------------
             Net cash used in operating activities             (1,884,617)             (3,287)        (1,905,439)
Cash Flows from Investing Activities
      Purchased Series B Preferred Shares                         (25,000)                  -                  -
                                                              --------------      ------------------  --------------
             Net cash used in investing activities                (25,000)                  -                  -
Cash Flows from Financing Activities
      Proceeds from issuance of common stock                    9,791,401                   -          9,791,401
      Payment on promissory note                                 (200,000)                  -           (200,000)
                                                              -------------       ------------------  --------------
             Net cash provided by financing activities          9,591,401                   -          9,591,401
Net increase (decrease) in cash                                 7,681,784              (3,287)         7,685,962
Cash at beginning of period                                         4,178               7,465                  -
                                                              ----------          ----------------    --------------
Cash at end of period                                         $ 7,685,962               4,178         $7,685,962
                                                              ============        ================    ==============
Supplemental Cash Flow information
      Cash paid for interest                                  $   418,245         $    54,717         $  418,245
                                                              =============       ==============      ==============
      Cash paid for income taxes                              $         -         $         -         $        -
                                                              ================    ================    ==============

During the fiscal year ended July 31, 2005, the Company reported the following non-cash investing and financing activities:

     The Company transferred all its assets, liabilities and operations to its then wholly-owned subsidiary, Kingsley Capital, Inc. and effected a spin-off of the subsidiary March 3, 2005.
     The Company retired 68,850 shares of treasury stock.
     600,000 shares of Preferred Series A Stock were converted to 2,400,000 shares of Common Stock.
     5,000 shares of Preferred Series B Stock were converted to 20,000 shares of Common Stock.
     50,612 shares of Preferred Series C Stock were converted to 234,848 shares of Common Stock.
     The Company received 1,940,718 shares of CPI stock for royalty fees of $11,000, prepayment of royalty fees totaling $100,000 and net receivables of $83,042.


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


During the fiscal year ended July 31, 2004, the Company reported the following non-cash investing and financing activities:

      The Company received 480,357 shares of CPI common stock in payment of certain liabilities totaling $100,875. The stock was written down to $0 under the equity method.
      The Company received 298,751 shares of CPI common stock in payment of certain trade credits totaling $62,738. The stock was written down to $0 under the equity method.
      The Mineral Properties were determined to be impaired and were written down to $0.


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  ORGANIZATION,   OPERATIONS,  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES:

     Chartwell International, Inc. ("Chartwell" or the "Company") is a Nevada corporation formed in 1984. The Company's principal activity had consisted of oversight of its investments, principally in College Partnership, Inc. Effective January 31, 2005, the Company transferred all of its assets and liabilities to its then wholly owned subsidiary, Kingsley Capital, Inc. ("Kingsley") and subsequently transferred all of its Kingsley stock to Chartwell shareholders on a pro-rata basis as a dividend effective March 3, 2005. Chartwell then ceased all of its former operations. See Note 7, below.

     The Company now seeks to pursue the waste disposal, transportation and logistics for solid waste disposal business, predominantly concentrating on solid waste from construction debris and general solid waste disposal in key sectors and regions of the United States, initially in the northeast. With increasing gas prices, increased waste, and limited waste disposal sites, as well as regulatory limitations in key metropolitan areas, the Company believes that it can attract and retain an experienced management team to take advantage of what the Company sees as a shift in current industry practices and modes of transportation, as well as the logistics for solid waste transportation and disposal, including site management. Accordingly, the Company is seeking to integrate rail transportation, including construction and service maintenance of rail containers, waste disposal, disposal site management, and the logistics of vertically integrating each aspect of waste disposal. After its year end, the Company acquired E-Rail Logistics, Inc., a company with operations in solid waste transportation and removal as further discussed below. See Note 8 to these Financial Statements, below.

     Chartwell International, Inc. and its subsidiaries prepare and report financial results using a fiscal year ending July 31. As of March 3, 2005, the Company has no subsidiaries.

Principles of Consolidation - The consolidated financial statements for the fiscal year ended July 31, 2005 include the accounts of Chartwell International, Inc. and approximately seven months of operations, from August 2004 through February 2005, of its prior wholly owned subsidiaries, National College Recruiting Association, Inc. ("NCRA"), through which it licensed marketing and publishing rights to CPI, and Kingsley to which it transferred all of its assets. Intercompany accounts and transactions have been eliminated.

Development Stage Company - The Company is in the development stage, as it has not yet commenced principal operations and has not yet realized significant revenues from its planned operations.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes - Income taxes are accounted for under the liability method, whereby deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates which will be in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance that reflects expectations of the extent to which such assets will be realized.

Impairment Testing of Long-lived Assets - In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Income (Loss) Per Share - Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted income per share includes the dilutive effects, if any, of warrants, stock options, convertible notes payable, and common stock issuable upon conversion of the Company's preferred stock. There is no diluted income
(loss) per share presentation in the statements of operations because the effect would be anti-dilutive.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of significant contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements - In August 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring in general retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets (An Amendment of APB No. 29)". SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for non-monetary exchanges of similar productive assets, and replaces that exception with a general exception for non-monetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)". SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2.    DEPOSIT ON RAILCAR PURCHASE

     Effective July 11, 2005, the Company entered into a Purchase and Sale Agreement with Railway and Industrial Services, Inc. for the purchase of 95 retrofitted railcars for a purchase price of $4,085,000. The agreement called for the Company to pay an initial deposit of $1,425,000 and an additional $28,000 per railcar that is accepted and delivered, as defined. The parties also entered into a Purchase Money Security Agreement effective July 11, 2005 granting the Company a security interest in the 95 railcars until such railcars are accepted and delivered. The total deposit will be allocated and correspondingly reduced at the rate of $15,000 per railcar delivered.

NOTE 3.  STOCKHOLDERS' EQUITY

Preferred Stock - The Company has the authority to issue 25,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.

     During the fiscal year ended July 31, 2005, preferred stock was converted to common stock as follows:

         600,000 shares of Preferred Series A Stock were converted to 2,400,000 shares of Common Stock. 5,000 shares of Preferred Series B Stock were converted to 20,000 shares of Common Stock. 50,612 shares of Preferred Series C Stock were converted to 234,848 shares of Common Stock.

     In addition, the Company acquired and retired 25,000 shares of Preferred Series B Stock. As of July 31, 2005, there were no preferred shares designated, issued or outstanding.

Common Stock - The Company has 100,000,000 authorized shares of common stock, par value $0.001, of which 11,688,141 shares were outstanding at July 31, 2005.

     During the fiscal year ended July 31, 2005, the Company retired 68,850 shares of treasury stock.

NOTE 4.  EMPLOYEE STOCK OPTIONS

     The Company currently has no employee stock options outstanding.

NOTE 5.    INCOME TAXES

     The Company has a net operating loss carry forward at July 31, 2005 of approximately $10,395,000, which will begin to expire in the year 2007 if not used, subject to possible limitations due to changes in ownership. The resulting deferred tax asset of approximately $3,452,000 has been offset by a 100% valuation allowance. The valuation allowance increased by approximately $459,000 for the year ended 2005.

NOTE 6.    DISCONTINUED OPERATIONS

     The Company's principal activity had consisted of oversight of its investments., principally in College Partnership, Inc. The Company's mineral claims were written off, and the Company had nominal operations. Costs of maintaining the corporation exceeded income on a regular basis, and the board determined that orderly liquidation of its assets would best serve the shareholders. In January 2005, the Company transferred its real estate, mineral claims, assets and liabilities to its wholly owned subsidiary, Kingsley Capital, Inc. ("Kingsley"), and distributed all of the shares of Kingsley common stock to Chartwell shareholders as a dividend, on a pro rata basis, effective March 3, 2005, with the express intent that Kingsley will remain private and not be a public company or seek to develop a market for its shares. Also, effective January 31, 2005, in consideration of part of the assumption of outstanding debt of the Company, Kingsley was issued a $200,000 promissory note by the Company. This note was paid from the proceeds received from the issuance of common stock resulting in the change in control.

     The total assets and total liabilities of the Company transferred to Kingsley were approximately $2,230,000 and $1,280,000 at March 3, 2005, respectively. Total assets and liabilities of the Company were $2,254,246 and 1,336,890 at July 31, 2004.

     Thereafter, on March 23, 2005, the Company issued 25,838,433 shares of its common stock to an individual in a private transaction for $200,000, which proceeds were used to pay off the promissory note to Kingsley Capital. The prior board members, with the exception of the Company's president, resigned, and new board members were appointed. The Company has, since the discontinuation of the prior minimal activity, changed its focus and strategic direction and is pursuing operations in the solid waste management industry. Discontinued operations for the fiscal year ended July 31, 2005 include only seven months of operations from the discontinued operations due to the pro rata dividend of Kingsley common stock to Chartwell Investors effective March 3, 2005.

NOTE 7.    RELATED PARTY TRANSACTIONS

     During the fiscal year ended July 31, 2005, the Company paid $418,245 in cash and issued 278,830 shares of common stock valued at $418,245 to a company controlled by an officer and director of the Company for financing placement fees. In addition, the Company reported $12,720 due to this same officer and director for general and administrative expenses paid by him.

     The Company paid $83,945 in cash and issued 15,000 shares of common stock valued at $22,500 for legal services to a law firm, during the fiscal year ended July 31, 2005, of which an officer and director of the Company is a partner. In addition, the Company reported $29,421 due to this same firm for legal services at July 31, 2005.

NOTE 8.    SUBSEQUENT EVENTS

     On  September  8, 2005,  the Company  completed  an  acquisition  of E-Rail
Logistics, Inc., a New York corporation ("E-Rail") and a development stage company operating in the solid waste disposal industry. Through this initial acquisition, the Company plans to transport solid waste, initially from the Northeast region of the United States and process and dispose of it in Company owned or leased permitted landfills. As part of the acquisition price, the Company assumed the following notes:


               Principal        Term in       Annual
               Balance          Months        Interest Rate  Current          Long-term
               ---------------- ------------- -------------- ---------------- ----------------

Loan 1         $   89,264          36          6.50%         $   27,848       $ 61,416
Loan 2         $   90,000          24          5.50%         $   43,766       $ 46,234
Loan 3         $  480,000          24          5.50%         $  233,417       $246,583
Loan 4         $  575,000          42          6.00%         $  152,188       $422,812

               ----------------                              ---------------- ----------------
Total          $1,234,264                                    $  457,218       $777,046
               ----------------                              ---------------- ----------------


     The Company also assumed an installment note totaling $588,307. Payments under this note will be made upon the Company receiving certain permits for landfill and mining operations. Payments will be calculated at the rate of Twenty-Five Cents ($0.25) per ton for minerals mined and sold from the properties owned or leased by the Company and Twenty-Five Cents ($0.25) per ton from all waste materials deposited on lands owned or acquired by the Company. The loan carries no interest until 60 months from the date the permits are received. At that time, interest will accrue at the then yearly compounded U.S. Prime Rate as published by the Federal Reserve Board, adjusted annually.

     Subsequent to year end, the Company acquired and assumed from Rail Waste Holdings, LLC, a promissory note dated January 4, 2004 and open end mortgage dated January 6, 2004, issued to Rail Waste Holdings, LLC by Minerva Enterprises, Inc.