Form 10KSB/A
period 2005-07-31
Chartwell International, Inc.
filed 2005-12-15
CIK 1329184

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Net revenues for fiscal year 2005 were $0

The aggregate market value of voting stock held by non-affiliates of the registrant was $54,630,850 as of September 30, 2005 (computed by reference to the last sale price of a share of the registrant's common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

Number of shares of issuer's common stock  outstanding as of September 30, 2005:
15,860,155

    Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

None.

                                EXPLANATORY NOTE
                                ----------------

     We are filing this amendment No. 1 to our annual report on Form 10-KSB for the year ended July 31, 2005 to amend and restate our financial statements to reflect that for accounting purposes, our date of commencement of operations began on March 3, 2005. The following sections are amended and restated to provide further clarity: "Item 1: Description of Business," "Item 6:
Management's Discussion and Analysis or Plan of Operation," "Item 7: Financial Statements," "Item 10: Executive Compensation" and "Item 14: Principal Accountant Fees and Services."

     Except as otherwise expressly stated, the information in this amendment No. 1 is as of October 4, 2005, the date on which the original Form 10-KSB was filed, and this amendment No. 1 does not purport to provide an update or discussion of any developments subsequent to the original filing date.

                                TABLE OF CONTENTS
                                                                           PAGE

PART I

ITEM 1   DESCRIPTION OF BUSINESS..............................................1

ITEM 2   DESCRIPTION OF PROPERTY..............................................9

ITEM 3   LEGAL PROCEEDINGS...................................................10

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............10

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........12

ITEM 7   FINANCIAL STATEMENTS................................................15

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE............................................15

ITEM 8A  CONTROLS AND PROCEDURES.............................................15

ITEM 8B  OTHER INFORMATION...................................................15

PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS....................................15

ITEM 10  EXECUTIVE COMPENSATION..............................................17

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................19

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................20

ITEM 13  EXHIBITS............................................................20

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................21

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

     Because the Company disposed of all of its assets on March 3, 2005 for accounting purposes, the Company commenced operations as a development stage company on March 3, 2005.

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

     On March 23, 2005, in two separate but concurrent transactions, Mr. Imre Eszenyi acquired 45,000,000 shares of the Company's common stock in the aggregate pursuant to a Share Purchase Agreement and Subscription Agreement. In the transaction pursuant to the Share Purchase Agreement, Mr. Eszenyi purchased from controlling affiliates of the Company 19,161,567 shares of the Company's common stock for $250,000. In addition, pursuant to the Subscription Agreement, Mr. Eszenyi purchased from the Company 25,838,433 shares of the Company's common stock for $200,000. The $200,000 was used to payoff the note payable granted by the Company to Kingsley Capital, Inc. as a result of the Spin-Off. On June 27, 2005, the Company effected a 1 for 10 revenue stock split.

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

Factors, Risks and Uncertainties That May Affect our Business

     With the exception of historical facts stated herein, the matters discussed in this report on Form 10-KSB/A-1 are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Chartwell International, Inc. and its subsidiaries, (the "Company," "we," or "us"), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

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

     The Company has changed its business focus and intends to acquire operations unrelated to past activities, and there are no assurances that management will be successful in acquiring a business or integrating the operations successfully, which would impair the value of the Company further. In connection with the recent change of control, the Company has shifted its focus towards an acquisition. On September 8, 2005, the Company entered into an Agreement and Plan of Merger with E-Rail Logistics, Inc. ("E-Rail"), pursuant to which the Company acquired E-Rail, a development stage company. Although the acquisition of these assets is part of the strategic business plan of the Company, there can be no assurance that the Company will be successful in integrating the assets of E-Rail as part of the Company.

     The Company faces challenges in attracting and retaining qualified management experienced in the transportation and disposal of solid waste. Current management of the Company has no prior experience operating a business like E-Rail. Therefore the success of the Company will depend largely on the

Company's ability to either hire qualified individuals to operate the Company or retain the existing management of E-Rail as personnel of the Company. Although we have entered into employment contracts with former management of E-Rail to utilize its assets following the acquisition, no assurance can be given that the Company will be able to retain such personnel as its own personnel or attract qualified individuals in the future to manage the Company. The failure of the Company to either retain or attract such personnel could have a material adverse effect on the Company's business and financial condition.

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

     The Company may not be able to attract the required capital, through either debt or equity financings, in order to complete strategic acquisitions or make required purchases of capital equipment needed to conduct its operations efficiently, either of which could adversely effect the Company's financial condition and ability to execute on its business plan. The Company anticipates that any future business acquisitions will be financed through cash from potential operations, borrowings, the issuance of shares of the Company's Common Stock and/or seller financing. If acquisition candidates are unwilling to accept, or the Company is unwilling to issue, shares of the Company's Common Stock as part of the consideration for such acquisitions, the Company may be required to use more of its available cash resources or debt, to the extent it is available, to fund such acquisitions. To the extent that cash from potential operations and debt are insufficient to fund acquisitions, the Company will require additional equity and/or debt financing, the terms of which may be unfavorable or unavailable. Additionally, growth through the development or acquisition of new landfills, transfer stations and other facilities, as well as the ongoing maintenance of such landfills, transfer stations or other facilities, may require substantial capital expenditures. There can be no assurance that the Company will have sufficient existing capital resources or be able to raise sufficient additional capital resources on terms satisfactory to the Company to meet any or all of the foregoing capital requirements.

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

     Larger competitors may compete with the Company for acquisition targets, making it more difficult for the Company to acquire businesses that fit within its business strategy, or increasing the cost of making such acquisitions, either of which could negatively affect our performance. The Company competes for acquisition candidates with other entities, some of which have greater financial resources than the Company. Increased competition for acquisition candidates may result in fewer acquisition opportunities being available to the Company, as well as less attractive acquisition terms, including increased purchase prices. These circumstances may increase acquisition costs to levels that are beyond the Company's financial capability or pricing parameters or that may have an adverse effect on the Company's results of operations and financial condition. The ability to utilize the Company's securities as consideration for potential acquisitions may depend in large part on the relative market price and capital appreciation prospects of the Common Stock compared to the equity securities of the Company's competitors. If the market price of the Company's Common Stock were to decline materially over a prolonged period of time, the Company's acquisition program could be materially adversely affected.

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

     The discussion and financial statements contained herein are from our inception of March 3, 2005 to our fiscal year ended July 31, 2005. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Financial Condition as of July 31, 2005.

     Effective January 31, 2005, the Company transferred all of its assets, liabilities and operations to Kingsley, its wholly owned subsidiary at that time, and issued a promissory note to Kingsley for $200,000. On March 3, 2005, the Company completed a spin-off of Kingsley by distribution of Kingsley common stock as a dividend to Chartwell shareholders on a pro-rata basis. As such, our inception of operations as a development stage company commenced on March 3, 2005.

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

Plan of Operation

Background

     The Company was formed in 1984 and until early 2005, its principal activity
consisted  of  the  oversight  of  its   investments,   principally  in  College

Partnerships, Inc. On January 31, 2005, the Company transferred all of its assets and liabilities to its then wholly owned subsidiary, Kingsley Capital, Inc. and subsequently transferred all of its Kingsley stock to the Company's then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, the Company issued 25,838,433 pre-split shares of its common stock to Imre Eszenyi in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley Capital.

     Since March 3, 2005 and following the discontinuation of its former operations and business, the Company changed its focus and strategic direction and pursued operations as a development stage company in the solid waste transportation, logistics, management and disposal industry. Most of the Company's activities during the period from March 3, 2005 to July 31, 2005 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that would allow the Company to begin operations.

     Subsequent to its fiscal year end, on September 8, 2005, the Company acquired E-Rail Logistics, Inc., a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail Logistics' wholly-owned subsidiary, Belville Mining Company, Inc. based in Ohio which has significant interests and rights to over 8,000 acres of land in Ohio, a portion of which we intend to permit for the Company's landfill operations. The property contains clay and other minerals that are also required for the operation of landfills. The Company is only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require some infrastructure improvements, which the Company is evaluating.

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

Results of Operations

     Net losses for the period from March 3, 2005 to fiscal year ended July 31, 2005 were $973,119 that consisted of: 1) four months of general and administrative expenses totaling approximately $159,000, and 2) finance placement fees of approximately $836,000 for assistance in the sale of the Company's common stock to raise capital, partially off-set by interest income of approximately $22,000 from the proceeds of the stock sales. Effective July 11, 2005, the Company entered into a Purchase and Sale Agreement with Railway and Industrial Services, Inc. for the purchase of 95 retrofitted railcars for a purchase price of $4,085,000. The agreement called for the Company to pay an initial deposit of $1,425,000 and an additional $28,000 per railcar that is accepted and delivered, as defined. The parties also entered into a Purchase Money Security Agreement effective July 11, 2005 granting the Company a security interest in the 95 railcars until such railcars are accepted and delivered. The total deposit will be allocated and correspondingly reduced at the rate of $15,000 per railcar delivered. As of July 31, 2005, the Company had no other capital commitments, and has no off balance sheet items.

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

     With respect to liquidity and capital resources, management believes that it will be able to generate sufficient revenue or raise sufficient amounts of working capital through asset based lending, debt or equity offerings, as may be required to meet the Company's short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of the target companies we may pursue. Such working capital will most likely be obtained through equity financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

     As of the date of this report, we have no obligations with related parties, other than reimbursement of expenses to our Chairman and controlling officer as described above, and we are current on all of our operating expenses.

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

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation

     The following table summarizes all compensation earned by or paid to our Chief Executive Officer for the period March 3, 2005, inception, through our fiscal year ended July 31, 2005. Neither our Chief Executive Officer nor any other officer received any compensation during such period.


                                                                                            Long-Term Compensation
                                                                             --------------------------------------------------
                                     Annual Compensation                              Awards                  Payouts
                         ---------------------------------------------       --------------------------     ----------
                                                             Other                         Securities
                                                            Annual            Restricted   Underlying               All Other
                                                            Compen-             Stock       Options/      LTIP       Compen-
Name and Principal                   Salary      Bonus      sation              Awards        Sars       Payouts     sation
Position                   Year        ($)        ($)         ($)                ($)           (#)         ($)         ($)
                           ----        ---        ---         ---                ---           ---         ---         ---
--------------
Dr. Janice A. Jones        2005(1)   $   -       $   -      $    -            $      -           -        $   -     $     -
  Chief Executive Officer

(1) From March 3, 2005 through July 31, 2005


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

                                      No. of Shares
Name                                  Common Stock       Percent
----                                  ------------       -------
Janice A. Jones, Ph.D.                205,234(1)          1.29%
333 S. Allison Parkway, Suite 100
Lakewood, CO 80226

Imre Eszenyi                            4,375,001        27.58%
No. 7 Inverness Gardens
London W8 4RN
United Kingdom

Charles Srebnik                           175,000(2)      1.10%
3 Mary Ann Lane
New City, NY 10956

David Adams                               178,750         1.13%
1331 Garden Highway, Suite 300
Sacramento, CA  95833

Internationale Kapitalanagegesellschaft
   mbH for fund                         1,800,000        11.34%
Merlin A
Georg-Glock-Str. 14
40474 Dusseldorf, Germany

Fonditel Velociraptor, FI               1,500,000(3)      9.46%
Pedro Teixeira Street, 8, 3rd Floor
28020 Madrid, Spain

Eurovalor Bolsa FI                        850,000(4)      5.36%
C/Labastida, 11
28034 Madrid, Spain

Rail Waste Holdings, LLC                3,100,000(5)     19.55%

All directors and executive
officers as a group (4 persons)         4,933,985        31.11%

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

    14.1(6)             Code of Ethics

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

(6) Incorporated by reference to Form 10-KSB previously filed on October 4, 2005.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Ronald R. Chadwick, P.C. were our independent accountants for the period of March 3, 2005, inception, to July 31, 2005.

Audit Fees

     Fees for audit services by Ronald R. Chadwick, P.C. totaled $13,000 for the period March 3, 2005, inception, to July 31, 2005, including fees associated with the annual audit of our financial statements, review of the financial statements included in our quarterly reports on Form 10-QSB, consents, assistance with the review of documents filed with the SEC, and accounting consultations.

Audit-Related Fees

     There were no other audit-related fees incurred during the period March 3, 2005, inception, to July 31, 2005.

Tax Fees

     There were no fees for tax preparation for the period March 3, 2005, inception, to July 31, 2005.

All Other Fees

     Ronald R. Chadwick, P.C. did not bill us for other services for the period March 3, 2005, inception, to July 31, 2005.

     In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the period March 3, 2005, inception, to July 31, 2005. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC.

Dated: December 13, 2005                       /s/ Imre Eszenyi
                                               ________________________________
                                               By:  Imre Eszenyi
                                               Its: Acting President (Principal
                                               Executive Officer) and Chairman

Dated: December 13, 2005                       /s/ Imre Eszenyi
                                               ________________________________
                                               By:  Imre Eszenyi
                                               Its: Acting President (Principal
                                               Financial Officer and Principal
                                               Accounting Officer) and Chairman

                          Chartwell International, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                  July 31, 2005

                          CHARTWELL INTERNATIONAL, INC.
                                 FORM 10-KSB/A-1
                                  July 31, 2005

                                      INDEX
                                                                           Page


Report of Independent Registered Accounting Firm.............................F-1

Balance Sheet at July 31, 2005...............................................F-2

Statement of Operations for the period from March 3, 2005,
inception, to July 31, 2005 .................................................F-3

Statement of Stockholders' Equity for the period from March 3, 2005, inception, to July 31, 2005 .......................................................F-4

Statement of Cash Flows for the period from March 3, 2005, inception, to July 31, 2005 .......................................................F-5

Notes to Financial Statements................................................F-6

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Chartwell International, Inc.
Lakewood, Colorado

I have audited the accompanying balance sheet of Chartwell International, Inc. as of July 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the period from March 3, 2005 (inception) through July 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. as of July 31, 2005 and the results of its operations and its cash flows for the period from March 3, 2005 (inception) through July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's assets, liabilities and former operations were transferred to another corporation on March 3, 2005. These financial statements are presented with the Company commencing new operations on March 3, 2005.


Aurora, Colorado                                     /s/Ronald R. Chadwick, P.C.
December 14, 2005                                       RONALD R. CHADWICK, P.C.

                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET



ASSETS:                                            July 31, 2005
                                                   -------------
Current Assets:
      Cash                                            $ 7,685,962
      Deposit                                           1,425,000
      Other                                                 9,067
                                                      -----------
TOTAL ASSETS                                          $ 9,120,029
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and accrued expenses                18,862
      Due to related parties                               42,140
                                                      -----------
                  Total liabilities                        61,002
                                                      ===========

Stockholders' Equity:
      Preferred stock; $.001 par value,
        25,000,000 authorized                                   -
      Common stock; $.001 par value;
        100,000,000 shares authorized;
        11,688,141 shares issued and outstanding           11,688
      Additional paid-in capital                       10,020,458
      Accumulated deficit                                (973,119)
                                                      -----------
                  Total stockholders' equity            9,059,027
                                                      -----------
TOTAL LIABILITIES AND STOCKHOLD                     $   9,120,029
                                                      ===========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                              FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                        March 3, 2005,
                                                    Inception, to July 31, 2005
                                                    ---------------------------

OPERATING EXPENSES:
  General and administrative                        $     158,598
                                                    -------------
                  Total operating expenses                158,598

Other income (expense)
      Interest, net                                        21,969
      Finance placement fee                              (836,490)
                  Total other income (expense)           (814,521)

Net (loss)                                          $    (973,119)
                                                    ===============
(Loss) per common share (basic and di               $       (0.16)
                                                    ===============

Weighted average common shares outstanding               5,975,163
                                                    ===============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                              FINANCIAL STATEMENTS


                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   MARCH 3, 2005, INCEPTION, TO JULY 31, 2005

                                                                                    Additional                             Total
                                                    Preferred        Common           Paid-in         Accumulated      Stockholders'
                                                      Stock           Stock           Capital           Deficit           Equity
Balances, March 3, 2005
     Shares                                                  -      2,416,157                -                  -       2,416,157
     Amount                                      $           -   $      2,416    $    (202,416)      $          -    $   (200,000)

Issued common stock for services
     Shares                                                  -        293,830                -                  -         293,830
     Amount                                      $           -   $        294    $     440,451       $          -    $     440,745

Issued common stock for cash
     Shares                                                  -      2,583,843                -                  -       2,583,843
     Amount                                      $           -   $      2,584    $     197,417       $          -    $    200,000

10 for 1 reverse stock split
     Shares                                                  -             44                -                  -              44
     Amount                                      $           -   $          -    $           -                  -    $          -

Issued stock in private placement
     Shares                                                  -      6,394,267                -                  -       6,394,267
     Amount                                      $           -   $      6,394    $   9,585,007       $          -    $  9,591,401

Net (loss), fiscal 2005
     Shares                                                  -              -                -                  -               -
     Amount                                        $             $               $                   $(973,119)      $   (973,119)
                                                   ----------    ------------    ------------       ----------       ------------
Balances, July 31, 2005
     Shares                                                  -     11,688,141                 -                 -      11,688,141
     Amount                                        $             $     11,688    $  10,020,459       $(973,119)      $  9,059,027
                                                   ==========     ===========    =============       ==========      ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                              FINANCIAL STATEMENTS

                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                       March 3, 2005,
                                                   Inception, to July 31, 2005
                                                   ---------------------------

  Cash Flows from Operating Activities
    Net income (loss)                             $     (973,119)
      Adjustments:
        Common stock issued for services                 440,745
      Changes in operating assets and liabilities
        Deposits                                      (1,425,000)
        Other assets                                      (9,067)
        Accounts payable and accrued expenses             18,862
        Due to related parties                            42,140
                                                      -----------
          Net cash used in operating activities       (1,905,439)

  Cash Flows from Investing Activities
    Net cash used in investing activities                       -

  Cash Flows from Financing Activities
    Proceeds from issuance of common stock             9,791,401
    Payment on promissory note                          (200,000)
                                                      -----------
          Net cash provided by financing activities    9,591,401

  Net increase (decrease) in cash                      7,685,962

  Cash at beginning of period                                  -

  Cash at end of period                           $    7,685,962
                                                  ==============

  Supplemental Cash Flow information
    Cash paid for interest                        $      418,245
                                                  ==============
    Cash paid for income taxes                    $            -
                                                  ==============

During the fiscal year ended July 31, 2005, the Company reported the following non-cash investing and financing activities:

The Company transferred all its assets, liabilities and operations to its then wholly-owned subsidiary, Kingsley Capital, Inc. and effected a spin-off of the subsidiary March 3, 2005.

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                              FINANCIAL STATEMENTS

                         CHARTWELL INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS CONT'

NOTE  1.  ORGANIZATION,   OPERATIONS,  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES:

     Chartwell International, Inc. ("Chartwell" or the "Company") is a Nevada corporation formed in 1984. The Company's principal activity had consisted of oversight of its investments, principally in College Partnership, Inc. Effective January 31, 2005, the Company transferred all of its assets and liabilities to its then wholly owned subsidiary, Kingsley Capital, Inc. ("Kingsley") and subsequently transferred all of its Kingsley stock to Chartwell shareholders on a pro-rata basis as a dividend effective March 3, 2005. Chartwell then ceased all of its former operations and began operations as a newly formed development stage entity effective March 3, 2005.

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

     Chartwell International, Inc. prepares and reports financial results using a fiscal year ending July 31.

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

                         CHARTWELL INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS CONT'

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

                         CHARTWELL INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS CONT'

NOTE 4. EMPLOYEE STOCK OPTIONS

     The Company currently has no employee stock options outstanding.

NOTE 5. INCOME TAXES

     The Company has a net operating loss carry forward at July 31, 2005 of approximately $973,000, which will begin to expire in the year 2025 if not used, subject to possible limitations due to changes in ownership. The resulting deferred tax asset of approximately $380,000 has been offset by a 100% valuation allowance. The valuation allowance increased by approximately $380,000 for the year ended 2005.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. SUBSEQUENT EVENTS

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


               Principal     Term in     Annual
               Balance       Months     Interest     Current     Long-term
               ------------ ---------- ------------ -----------   -----------

Loan 1        $   89,264      36          6.50%    $   27,848   $   61,416
Loan 2        $   90,000      24          5.50%    $   43,766   $   46,234
Loan 3        $  480,000      24          5.50%    $  233,417   $  246,583
Loan 4        $  575,000      42          6.00%    $  152,188   $  422,812
               ----------                            ----------   ----------
Total          ==========                            ==========   ==========
              $1,234,264                           $  457,218   $  777,046
               ==========                            ==========   ==========
               ----------                            ----------   ----------

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