Form 10QSB
period 2005-10-31
Chartwell International, Inc.
filed 2005-12-15
CIK 1329184

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended October 31, 2005

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ______


                          Commission File No. 000-51342

                          CHARTWELL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                   95-3979080
      (State or Other Jurisdiction                   (I.R.S. Employer
    of Incorporation or Organization)                Identification No.)

                                1124 Smith Street
                             Charleston, W.V. 25301
                    (Address of principal executive offices)

                                 (304) 345-8700
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 13, 2005, the Registrant had 15,875,380 outstanding shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          CHARTWELL INTERNATIONAL, INC.

                                   FORM 10-QSB

                                OCTOBER 31, 2005

                                      INDEX


                                                                           PAGE
Part I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements (unaudited) ..............................3

   Item 2.    Management's Discussion and Analysis or Plan of Operation......10

   Item 3.    Controls and Procedures........................................13


Part II.  OTHER INFORMATION

   Item 1.    Legal Proceedings..............................................13

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....14

   Item 3.    Defaults Upon Senior Securities................................14

   Item 4.    Submission of Matters to a Vote of Security Holders............14

   Item 5.    Other Information..............................................14

   Item 6.    Exhibits.......................................................14

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



ASSETS:                                                           October 31, 2005        July 31, 2005
                                                                  ----------------        -------------
Current Assets:
      Cash                                                             $ 4,413,773          $ 7,685,962
      Note receivable                                                      600,188                    -
      Deposit                                                            1,040,000            1,425,000
      Other                                                                 40,032                9,067
                                                                  ----------------        -------------
                  Total current assets                                   6,093,993            9,120,029

      Property and Equipment, Net                                        2,170,769                    -
      Land                                                               1,008,232                    -
      Mineral Rights                                                     2,225,195                    -
      Option on Mineral Rights                                           5,184,240                    -
                                                                  ----------------        -------------
TOTAL ASSETS                                                          $ 16,682,429          $ 9,120,029
                                                                  ================        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and accrued expenses                                370,872               18,862
      Due to related parties                                               195,746               42,140
      Current principal on long-term obligations                           614,713                    -
                                                                  ----------------        -------------
                  Total current liabilities                              1,181,331               61,002

Long-term Obligations                                                    1,373,432                    -
                                                                  ----------------        -------------
                  Total liabilities                                      2,554,763                    -


Stockholders' Equity:
      Preferred stock; $.001 par value, 25,000,000 authorized                   -                     -
      Common stock; $.001 par value; 100,000,000 shares
        authorized; 15,875,380 and 11,688,141 shares
        issued and outstanding, respectively                                15,875               11,688
      Additional paid-in capital                                        16,197,318           10,020,458
      Accumulated deficit                                               (2,085,527)            (973,119)
                                                                  -----------------       -------------
                  Total stockholders' equity                            14,127,666            9,059,027
                                                                  -----------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 16,682,429          $ 9,120,029
                                                                  ================        =============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                                       3


                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                           Cumulative from
                                                              For the                      March 3, 2005,
                                                           Quarter Ended                     Inception,
                                                            October 31,                    to October 31,
                                                                2005                            2005
                                                         -------------------          ---------------------

OPERATING EXPENSES:
      General and administrative                          $     1,066,662             $         1,225,260
                                                         -----------------            ---------------------
                  Total operating expenses                      1,066,662                       1,225,260

Other income (expense)
      Interest, net                                               (13,194)                          8,775
      Finance placement fee                                       (32,552)                       (869,042)
                                                         -----------------            ---------------------
                  Total other income (expense)                    (45,746)                       (860,267)

Net (loss)                                               $    (1,112,408)              $       (2,085,527)
                                                         ================             =====================

(Loss) per common share (basic and diluted)              $         (0.08)              $            (0.23)
                                                         ================             =====================
Average common shares outstanding                              14,043,764                       9,009,224
                                                         ================             =====================



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                                       4


                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Cumulative from
                                                                         For the                   March 3, 2005,
                                                                      Quarter Ended                   Inception,
                                                                       October 31,                  to October 31,
                                                                          2005                          2005
                                                                     ----------------          -----------------------

       Cash Flows from Operating Activities
             Net income (loss)                                       $(1,112,408)                $    (2,085,527)
             Adjustments:
                Amortization and depreciation                              3,134                           3,134
                Common stock issued for services                         705,338                       1,146,083
             Changes in operating assets and
             liabilities
                Deposits                                                 390,000                      (1,035,000)
                Other assets                                             (30,965)                        (40,032)
                Accounts payable and accrued expenses                    129,512                         148,374
                Due to related parties                                   153,606                         195,746
                                                                   --------------                  --------------
                    Net cash used in operating activities                238,217                      (1,667,222)

       Cash Flows from Investing Activities
             Purchase of property and equipment                       (1,428,754)                     (1,428,754)
             Cash paid in acquisition                                 (2,288,429)                     (2,288,429)
             Cash received in acquisition                                 25,937                          25,937
                                                                   --------------                  --------------
                    Net cash used in investing activities             (3,691,246)                     (3,691,246)

       Cash Flows from Financing Activities
             Proceeds from issuance of common stock                      500,521                      10,291,922
             Payment for note receivable                                (275,000)                       (275,000)
             Principal payments on long-term debt                        (44,681)                       (244,681)
                                                                   --------------                  --------------
                    Net cash provided by financing activities            180,840                       9,772,241

       Net increase (decrease) in cash                                (3,272,189)                      4,413,773

       Cash at beginning of period                                      7,685,962                              -
                                                                   --------------                  --------------


       Cash at end of period                                         $ 4,413,773                   $   4,413,773
                                                                   ==============                  ==============

       Supplemental Cash Flow information
             Cash paid for interest                                  $    88,773                   $     507,018
                                                                   ==============                  ==============
             Cash paid for income taxes                              $         -                   $           -
                                                                   ==============                  ==============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                                       5

                          CHARTWELL INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)


During the fiscal quarter ended October 31, 2005, the Company reported the following non-cash investing and financing activities:

                                                                                                    Cumulative from
                                                                                                     March 3, 2005,
                                                                                                        Inception,
                                                                         October 31,                  to October 31,
                                                                            2005                          2005
                                                                       ----------------          ---------------------

     Issued common stock in partial payment of note receivable          $  (325,188)                $  (325,188)
     Software acquired under capital lease                                  (27,256)                $   (27,256)
     Issued common stock in partial payment of acquisition of
       E-Rail Logistics, Inc.                                           $(4,650,000)                $(4,650,000)



                                       6

                          CHARTWELL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On September 8, 2005, the Company acquired E-Rail Logistics, Inc., a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail Logistics' wholly-owned subsidiary, Belville Mining Company, Inc. based in Ohio which has significant interests and rights to over 8,000 acres of land and minerals in Ohio, a portion of which we intend to permit for the Company's landfill operations. The property contains clay and other minerals that are also required for the operation of landfills. The Company is only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require some infrastructure improvements, which the Company is evaluating.

     Chartwell International, Inc. and its subsidiaries prepare and report financial results using a fiscal year ending July 31. This Form 10-QSB includes the consolidated financial statements of the Company and include all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position, and cash flows as of the dates and for the periods presented. The Company has begun limited operations and as such its operating results for the three months ended October 31, 2005 may not be indicative of the results that may be expected for the fiscal year ending July 31, 2006.

     The Notes to the Consolidated Financial Statements included in the Company's July 31, 2005 annual report on Form 10-KSB/A-1 should be read in conjunction with these consolidated financial statements.

NOTE 2.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Chartwell International, Inc. and approximately two months of operations of its wholly owned subsidiaries E-Rail Logistics, Inc. and Belville Mining Company, Inc. Intercompany accounts and transactions have been eliminated.

NOTE 3.   ACQUISITION OF E-RAIL LOGISTICS, INC.

     On September 8, 2005, the Company acquired E-Rail Logistics, Inc., a development stage company with assets and minimal operations in the solid waste disposal industry. The acquisition included E-Rail Logistics' wholly-owned subsidiary, Belville Mining Company, Inc. based in Ohio which has significant interests and rights to over 8,000 acres of land and minerals in Ohio, a portion of which we intend to permit for the Company's landfill operations.

     Pursuant  to SEC  Regulation  S-X  Rule  3-05  and  11-01  and  ETIF  98-3:
Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, the Company determined that the acquisition did not constitute a business combination. E-Rail Logistics, Inc. lacked almost all the significant elements to constitute a "business" at the time of the acquisition, was in the development stage and had not commenced planned principal operations. As such, the transaction is treated as an acquisition of assets.


                          CHARTWELL INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'

         The purchase price included:

         Cash                                                                                    $2,288,429
         3,100,000 shares of common stock of the Company @$1.50 per share                         4,650,000
         Assumption of debt                                                                       2,226,241
                                                                                                -----------

         Total purchase price:                                                                   $9,164,670
                                                                                                ===========

         The total purchase price was allocated to the assets acquired as follows:

         Cash                                                                                    $   25,937
         Other current assets                                                                        14,375
         Property and equipment                                                                     707,690
         Land                                                                                     1,008,233
         Mineral rights                                                                           2,225,195
         Option for mineral rights                                                                5,184,240
                                                                                                 ----------
         Total assets acquired:                                                                  $9,164,670
                                                                                                 ==========

     Determination of the purchase price of the acquisition and corresponding allocation of the purchase price to the net assets included the following:

     Fair value of the Company's common stock issued was determined by the Board of Directors of the Company based on market conditions, including an independent assessment by a reputable firm specializing in such matters.

     Accounts payable and accrued liabilities assumed were recorded at the carrying value at the date of the acquisition which management believes reflected the fair value.

     Promissory notes assumed in the acquisition were valued at the present value of the minimum payments required to be paid under the notes at 11% which management believes fairly reflects the Company's current accessible borrowing rate based on recent proposals for debt financing.

     Cash, current assets, and property and equipment were recorded at the carrying value at the date of the acquisition which management believes reflected the fair value.

     Management believes that at the date of the acquisition the book value of the land, mineral rights and mineral rights under option as reported by the acquired company does not reflect fair value. To establish fair value, the Company received an independent appraisal of the land and a portion of the mineral rights owned prior to the close of the transaction. Additionally, the Company conducted a reserve analysis and obtained a lease proposal to mine the minerals under option. Management determined the fair value of the land, mineral rights and mineral rights under option based on the appraisal, analysis and proposal, and allocated the excess purchase price to the land, mineral rights and mineral rights under option on a pro-rata basis.

     Following an analysis of other contracts and rights acquired, management determined that there was no additional value that should be allocated from the excess purchase price to those other contracts and rights.

NOTE 4.  RELATED PARTY TRANSACTIONS

     The Company issued 155,000 shares valued at $232,500 to a company controlled by an officer and director of the Company in connection with the acquisition of E-Rail Logistics and Belville Mining

Company. At October 31, 2005, the Company owed $16,276 in cash and is obligated to issue 10,850 shares of common stock valued at $16,276 to this same company for financing placement fees.

     The Company paid $95,767 in cash for legal services to a law firm, during the fiscal quarter ended October 31, 2005, of which an officer and director of the Company is a shareholder. In addition, the Company reported $104,208 due to this same firm for legal services at October 31, 2005.

     The Company purchased equipment totaling $51,000 during the quarter ended October 31, 2005 from an entity controlled by an officer of one of the Company's subsidiaries. The Company also acquired software and assumed the corresponding lease of $27,256 from this same entity.

     Prior to the acquisition of E-Rail Logistics, E-Rail Logistics purchased 220 open top containers for $550,000 consisting of $130,000 cash and a finance obligation of $420,000 to The Corona Group. The proprietor of The Corona Group is an employee of a company controlled by an officer of one of the Company's subsidiaries and such proprietor is a shareholder of the Company. The Company assumed the remaining finance obligation totaling $369,395 in connection with the acquisition of E-Rail Logistics.

     Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could be obtained from unaffiliated third parties.

     The Company also reimburses officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with the Company's expense reimbursement policy.

Item 2. Management's Discussion and Analysis or Plan of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Financial Condition as of October 31, 2005.

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

     The Company reported total current assets of $6,093,993 at October 31, 2005 consisting of cash of $4,413,773, a note receivable of $600,188, a deposit for the purchase of retrofitted railcars totaling $1,040,000 and other assets totaling $40,032. Total current liabilities reported of $1,181,331 consisted of:
1) trade payables and amounts due to related parties primarily for legal services, the purchase of equipment and general administrative expenses paid by them, and 2) current maturities on long-term obligations assumed in the acquisition of its subsidiaries. The Company had working capital of $4,912,662 at October 31, 2005.

     The Company reported property and equipment, land, mineral rights and an option on mineral rights totaling $10,588,436, and long term obligations totaling $1,373,432 primarily resulting from the acquisition of its subsidiaries.

     Stockholders' Equity increased from $9,059,027 at July 31, 2005 to $14,127,666. This increase is primarily due to: 1) common stock issued for services and compensation totaling approximately $705,000, 2) 100,000 shares of common stock issued for cash of $501,000, 3) 300,000 shares issued in partial payment of the note receivable of approximately $325,000, and 4) 3,100,000 shares of common stock issued totaling $4,650,000 in connection with the acquisition of the Company's subsidiaries. These increases were partially off-set by net losses of approximately $1,112,000.

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

Plan of Operation

Background

     The Company was formed in 1984 and until early 2005 its principal activity consisted of the oversight of its investments, principally in College Partnership, Inc. On January 31, 2005, the Company transferred all of its assets and liabilities to its then wholly owned subsidiary, Kingsley Capital, Inc. and subsequently transferred all of its Kingsley stock to the Company's then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, the Company issued 25,838,433 pre-split shares of its common stock to Imre Eszenyi in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley Capital.

     Since March 3, 2005 and following the discontinuation of its former operations and business, the Company changed its focus and strategic direction and pursued operations as a development stage company in the solid waste transportation, logistics, management and disposal industry. Most of the Company's activities during the period from March 3, 2005 to October 31, 2005 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that would allow the Company to begin operations.

     On September 8, 2005, the Company acquired E-Rail Logistics, Inc., a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail Logistics' wholly-owned subsidiary, Belville Mining Company, Inc. based in Ohio which has significant interests and rights to over 8,000 acres of land and minerals in Ohio, a portion of which we intend to permit for the Company's landfill operations. The property contains clay and other minerals that are also required for the operation of landfills. The Company is only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require some infrastructure improvements, which the Company is evaluating.

Cash and Cash Equivalents

     As of October 31, 2005, the Company has cash and cash equivalents of $4,413,773. The Company anticipates a substantial portion shall be used as working capital and to execute the Company's acquisition strategy and business plan. As such, the Company further anticipates it will have to raise additional capital through asset based lines of credit or additional debt or equity financings to fund operations and acquisitions during the next 6 to 12 months.

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

Development

     The Company plans to apply for all necessary permits to operate a landfill on certain of its Ohio properties. This application process could take up to one year for approval. While the Company intends to aggressively pursue its application, there are no guarantees it will be successful.

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

     The Company's ability to generate revenue from on-going operations depend significantly on being able to develop properties it owns, and properties it may lease. Development of the property and infrastructure for disposal operations will require significant capital expenditures, and effective execution on these developments, and corresponding development of customers with volume, will be essential to our success. Delays in permitting owned or leased properties, delays in infrastructure development, or delays in our ability to create a customer base with volumes needed will significantly impact our working capital and intermediate financing needs.

Results of Operations

     The Company reported net losses for the fiscal quarter ended October 31, 2005 of $1,112,408 that included approximately two months of operations of its subsidiaries. General and administrative expenses consisted of: 1) rents, utilities and office expenses of approximately $31,000, 2) salaries and employee expenses of approximately $110,000, 3) professional fees of approximately $900,000, 4) travel expenses of approximately $23,000, and 5) depreciation expense of approximately $3,000. Professional fees includes approximately $705,000 from the issuance of 407,225 shares of common stock in the aggregate to board members for their service on the board, and to advisors in connection with introduction in raising capital and advice on the acquisition of the Company's subsidiaries. The Company also reported net interest expense of approximately $46,000.

Liquidity and Capital Resources

     The Company reported cash flow from operations of approximately $238,000 consisting primarily of common stock issued for services of approximately $705,000, the application of $390,000 of prepaid deposits to 26 railcars delivered and accepted, and an increase of approximately $283,000 in accounts payable and accrued liabilities, partially offset by an increase in other assets of approximately $31,000 and net losses of approximately $1,112,000.

     Cash used in investing activities consisted of the purchase of property and equipment of approximately $1,429,000, primarily railcars and related equipment, and net cash paid for the acquisition of the Company's subsidiaries totaling approximately $2,262,000.

     Cash from financing activities consisted of proceeds from the issuance of common stock of approximately $501,000, partially offset by $275,000 of cash paid for the purchase of a note receivable and principal payments on long term debt of approximately $45,000.

     The Company completed the following related party transactions at and for the fiscal quarter ended October 31, 2005:

     The Company issued 155,000 shares valued at $232,500 to a company controlled by an officer and director of the Company in connection with the acquisition of E-Rail Logistics and Belville Mining Company. At October 31, 2005, the Company owed $16,276 in cash and is obligated to issue 10,850 shares of common stock valued at $16,276 to this same company for financing placement fees.

     The Company paid $95,767 in cash for legal services to a law firm, during the fiscal quarter ended October 31, 2005, of which an officer and director of the Company is a shareholder. In addition, the Company reported $104,208 due to this same firm for legal services at October 31, 2005.

     The Company purchased equipment totaling $51,000 during the quarter ended October 31, 2005 from an entity controlled by an officer of one of the Company's subsidiaries. The Company also acquired software and assumed the corresponding lease of $27,256 from this same entity.

     Prior to the acquisition of E-Rail Logistics, E-Rail Logistics purchased 220 open top containers for $550,000 consisting of $130,000 cash and a finance obligation of $420,000 to The Corona Group. The proprietor of The Corona Group is an employee of a company controlled by an officer of one of the Company's subsidiaries and such proprietor is a shareholder of the Company. The Company assumed the remaining finance obligation totaling $369,395 in connection with the acquisition of E-Rail Logistics.

     Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could be obtained from unaffiliated third parties.

     As a development stage company, there are currently limited operations, principally directed at structuring acquisitions and initiating operations in the solid waste transportation, processing and disposal industry.

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

Item 3. Controls and Procedures

     The Company's management with the participation and under the supervision of its Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Based upon their evaluation, the Company's principal executive and financial officers concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations.

     There has been no change to our internal controls which could affect financial reporting during the quarter ended October 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

     On September 8, 2005, the Company acquired and assumed from Rail Waste Holdings, LLC, a promissory note dated January 4, 2004 (the "Note") and open end mortgage dated January 6, 2004 (the "Mortgage"), issued to Rail Waste Holdings, LLC by Minerva Enterprises, Inc. ("Minerva"). On May 27, 2005, LFL Logistics Inc. brought a foreclosure action against Minerva in the Court of Common Pleas, Stark County, Ohio, and joined as additional defendants, Rail Waste Holdings, LLC, Gonzoil, Inc., Ohio Waste, LLC, R.W. Recycling, LLC, DART Trucking Company,

Inc., Dart Services, Inc., First International Bank and Cantwell Machinery Company, Inc. LFL Logistics is a holder and owner of a Certificate of Judgment for Lien Upon Lands and Tenements against Minerva in the amount of $40,919.86 and filed suit to foreclose on certain real property owned by Minerva because of Minerva's refusal and failure to pay in satisfaction of such Certificate of Judgment. LFL Logistics joined the additional defendants because it believed those companies may claim an interest in the subject real estate by virtue of certain recordings made of record. On June 10, 2005, Rail Waste Holdings filed a cross claim against Minerva and the other defendants for $600,187.58 plus collection costs, attorneys fees and interest at a rate of 10% because of Minerva's default on the Note. As of September 20, 2005, Minerva has settled claims with LFL Logistics and Gonzoil. Through the acquisition and assumption of the Note and Mortgage, the Company assumed Rail Waste Holdings' obligations under this legal proceeding.

     Subsequent to the end of the period covered by this report, on November 16, 2005, the Company entered into a settlement agreement on the aforementioned foreclosure proceeding in which Minerva agreed to pay to the Company the principal amount owed under the Note, including interest, costs and attorneys fees, and the Company agreed to dismiss all claims and cross-claims in the foreclosure action and file a release and discharge of the Mortgage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

          Exhibits

          Exhibit No.     Description
          ----------      -----------

            3.1(1)        Amended and Restated Articles of Incorporation

            3.2(1)        Amended and Restated By-laws

            10.1(2)       Agreement and Plan of Merger dated September 8, 2005

            10.2(2)       Note Purchase Agreement dated September 8, 2005

            10.3(2)       Stock Issuance Agreement dated September 8, 2005

            10.4(2)       Employment Agreement dated September 8, 2005

            10.5 (2)      Employment Agreement dated September 8, 2005

            10.6 (2)      Employment Agreement dated September 8, 2005

            10.7(3)       Advisory Agreement dated August 1, 2005

            10.8(3)       Restricted Stock Award Agreements dated
                          September 14, 2005

            31.1          Certificate of Principal Executive Officer pursuant to
                          Section 302 of The Sarbanes Oxley Act of 2002

            31.2 Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes Oxley Act of 2002

            32 Certificate of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002


           (1)  Incorporated  by  reference  to Form 8-K dated June 27, 2005
           (2) Incorporated by reference to Form 8-K and 8-K/A dated September 13 and September 14, 2005
           (3)  Incorporated  by reference to Form SB-2 dated November 4, 2005

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CHARTWELL INTERNATIONAL, INC.
                                  (Registrant)


Date: December 15, 2005           By:  /s/ Imre Eszenyi
                                  ---------------------------------------
                                  Imre Eszenyi, Acting President (Principal
                                  Executive Officer) and Chairman of the Board



                                  CHARTWELL INTERNATIONAL, INC.
                                  (Registrant)


Date: December 15, 2005           By:  /s/ Imre Eszenyi
                                  ---------------------------------------
                                  Imre Eszenyi, Acting President (Principal
                                  Financial Officer and Principal Accounting
                                  Officer) and Chairman of the Board