Form 10QSB
period 2006-01-31
Chartwell International, Inc.
filed 2006-03-08
CIK 1329184

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-51342

CHARTWELL INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA 95-3979080

(State or Other Jurisdiction of (I.R.S Employer

Incorporation or Organization) Identification No.)

1124 Smith Street

Charleston, W.V. 25301

(Address of principal executive offices)

(304) 345-8700

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

As of March 7, 2006 the Registrant had 15,615,380 outstanding shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No ☒

CHARTWELL INTERNATIONAL, INC.

FORM 10-QSB

JANUARY 31, 2006

INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Balance Sheets at January 31, 2006 (Unaudited) and July 31, 2005	3

Consolidated Statements of Operations (Unaudited) for the three months ended and the six months ended January 31, 2006, and, from inception on March 3, 2005 to January 31, 2006.	4

Consolidated Statements of Cash Flows (Unaudited) for the six months ended January 31, 2006 and from inception on March 3, 2005 to January 31, 2006	5

Notes to Interim Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis or Financial Conditions and Results of Operations	15

Item 3.	Controls and Procedures	23

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Balance Sheet

Assets	January 31, 2006	July 31, 2005
	(Unaudited)
Current assets
Cash	$ 3,226,835	$ 7,685,962
Deposit	547,655	1,425,000
Other	12,856	9,067
Total current assets	3,787,346	9,120,029

Long-term assets
Property and equipment, Net	3,603,181	-
Land	1,008,232	-
Mineral rights	2,225,195	-
Option on mineral rights	5,286,740	-
Total long-term assets	12,123,348	-

Total assets	$ 15,910,694	$ 9,120,029

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable and accrued expenses	674,536	18,862
Due to related parties	92,614	42,140
Notes payable	717,047	-
Total current liabilities	1,484,197	61,002

Long-term liabilities
Notes payable, net of current portion	1,114,765	-
Total long-term liabilities	1,114,765	-

Total Liabilities	2,598,962	61,002

Commitments and Contingencies

Stockholders' equity
Preferred stock; $.001 par value, 25,000,000 shares authorized	-	-
Common stock; $.001 par value; 100,000,000 shares
authorized; 15,600,380 shares issued and outstanding,
and 11,688,141 at July 31, 2005	15,600	11,688
Additional paid-in capital	15,960,091	10,020,458
Accumulated deficit	(2,663,959)	(973,119)
Total stockholders' equity	13,311,732	9,059,027
Total liabilities and stockholders’ equity	$ 15,910,694	$ 9,120,029

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

			Cumulative from
	For the Three	For the Six	March 3, 2005,
	Months Ended	Months Ended	Inception,
	January 31,	January 31,	to January 31,
	2006	2006	2006

Operating expenses
General and administrative	$ 579,167	$ 1,645,829	$ 1,804,427
Total operating expenses	579,167	1,645,829	1,804,427

Other income (expense)
Interest, net	(34,207)	(47,401)	(25,432)
Gain on note settlement	34,942	34,942	34,942
Finance placement fee	-	(32,552)	(869,042)
Total other income (expense)	735	(45,011)	(859,542)

Net loss	$ (578,432)	$ (1,690,840)	$ (2,663,959)

Loss per common share, basic and
diluted	$ (0.04)	$ (0.11)	$ (0.25)

Weighted average number of common	15,676,294	14,868,926	10,860,091
shares outstanding, basic and diluted

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

		Cumulative from
	For the Six	March 3, 2005,
	Months Ended	Inception,
	January 31,	to January 31,
	2006	2006

Cash flows from operating activities
Net loss	$(1,690,840)	$(2,663,959)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Amortization and depreciation	13,455	13,455
Gain on settlement of note receivable	(34,942)	(34,942)
Common stock issued for services	742,838	1,183,583
Increase (decrease) in cash from changes
operating assets and liabilities
Deposits	882,345	(542,655)
Other assets	(3,790)	(12,856)
Accounts payable and accrued expenses	433,177	452,039
Due to related parties	50,474	92,614
Net cash provided by (used in)
operating activities	392,717	(1,512,721)

Cash flows from investing activities
Purchase of property and equipment	(2,871,488)	(2,871,488)
Exercise of mining rights option	(102,500)	(102,500)
Cash paid in acquisition	(2,288,429)	(2,288,429)
Cash received in acquisition	25,937	25,937
Net cash used in investing activities	(5,236,480)	(5,236,480)

Cash flows from financing activities
Proceeds from issuance of common stock	500,520	10,291,920
Redemption of common stock	(275,000)	(275,000)
Payment for note receivable	(275,000)	(275,000)
Proceeds on notes receivable	635,130	635,130
Principal payments on long-term debt	(201,014)	(401,014)
Net cash provided by financing
activities	384,636	9,976,036

Net increase (decrease) in cash	(4,459,127)	3,226,835

Cash and cash equivalents, beginning of period	7,685,962	-

Cash and cash equivalents, end of period	$ 3,226,835	$ 3,226,835

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows (continued)

(Unaudited)

Cumulative from
	For the Six	March 3, 2005,
	Months Ended	Inception,
	January 31,	to January 31,
	2006	2006

Supplemental disclosure of cash flow information
Cash paid for interest	$ 115,159	$ 533,404
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows (continued)

(Unaudited)

During the six months ended January 31, 2006, the Company reported the following non-cash investing and financing activities:
Cumulative from
March 3, 2005,
Inception,
	January 31,	to January 31,
	2006	2006

Issued common stock in partial payment of note receivable	$ (325,187)	$ (325,187)
Software acquired under capital lease	$ (27,256)	$ (27,256)
Issued common stock in partial payment of acquisition of E-Rail Logistics, Inc.	$ (4,650,000)	$ (4,650,000)

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements

January 31, 2006

(Unaudited)

Note 1. Basis of Presentation and Accounting Policies

Unaudited Interim Financial Information. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The balance sheet as of July 31, 2005 has been derived from the audited consolidated financial statements of Chartwell International, Inc. at that date. Unless stated otherwise, references in this Form 10-QSB to “we,” “us,” or “our” refer to Chartwell International, Inc.

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for six-month and three-month periods ended January 31, 2006, and the operating results from inception on March 3, 2005 through January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. Further, we have had limited operations in all reporting periods through January 31, 2006. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB/A filed on December 15, 2005.

Principals of Consolidation

The consolidated financial statements include the accounts of Chartwell International, Inc., approximately five months of operations of our wholly owned subsidiaries E-Rail Logistics, Inc. and Belville Mining Company, Inc., and our recently formed wholly owned subsidiary E-Rail Equipment Sales and Leasing, Inc. Inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are not limited to the valuation of stock-based compensation.

Comprehensive Income

Effective January 1, 1998, we adopted Statement of Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 131 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no affect on the accompanying financial statements, because we had and continue to have no other components of comprehensive income.

Stock Based Compensation

On February 8, 2006 our shareholders approved a stock based compensation plan (“2006 Plan”) for the benefit of our employees, directors and other eligible parties. The 2006 Plan permits the granting of restricted stock and options of up to 9% of our outstanding common stock including common stock that is convertible from other securities. Effective with our current fiscal year that began on August 1, 2005, we adopted the accounting and disclosure provisions of Statement of Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments”.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

January 31, 2006

(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies (continued)

Recently Issued Accounting Pronouncements

SFAS No. 123(R)

In March 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment " SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005. We adopted SFAS No. 123(R) effective with our fiscal year that began on August 1, 2005.

Note 2 - Description of Business

Chartwell International, Inc. ("Chartwell" or the "Company") is a Nevada corporation formed in 1984. Our principal activity had consisted of oversight of investments, principally in College Partnership, Inc. Effective January 31, 2005, we transferred all assets and liabilities to our then wholly owned subsidiary, Kingsley Capital, Inc. ("Kingsley") and subsequently transferred all of our Kingsley stock to our shareholders on a pro-rata basis as a dividend effective March 3, 2005. We then ceased all of our former operations and began operations as a newly formed development stage entity effective March 3, 2005.

On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville Mining Company, Inc. based in Ohio which has significant interests and rights to over 8,000 acres of land and minerals in Ohio, a portion of which we intend to permit for our landfill operations. The property contains clay and other minerals that are also required for the operation of landfills. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require some infrastructure improvements, which we are evaluating.

Our administrative offices are based in Syosset, New York.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

January 31, 2006

(Unaudited)

Note 3 - Acquisition of E-Rail Logistics, Inc.

On September 8, 2005, we acquired E-Rail Logistics, Inc., a development stage company with assets and minimal operations in the solid waste disposal industry. The acquisition included E-Rail Logistics’ wholly-owned subsidiary, Belville Mining Company, Inc. based in Ohio which has significant interests and rights to over 8,000 acres of land and minerals in Ohio, a portion of which we intend to permit for our landfill operations.

Pursuant to SEC Regulation S-X Rule 3-05 and 11-01 and ETIF 98-3: Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, we determined that the acquisition did not constitute a business combination. E-Rail Logistics, Inc. lacked almost all the significant elements to constitute a "business" at the time of the acquisition, was in the development stage and had not commenced planned principal operations. As such, the transaction is treated as an acquisition of assets.

The purchase price included:

Cash		$2,288,429
3,100,000 shares of common stock @$1.50 per share	4,650,000
Assumption of debt		2,226,241

Total purchase price:	$9,164,670

The total purchase price was allocated to the assets acquired as follows:

Cash	$25,937
Other current assets	13,375
Property and equipment	707,690
Land	1,008,233
Mineral rights	2,225,195
Option for mineral rights	5,184,240

Total assets acquired:	$9,164,670

Determination of the purchase price of the acquisition and corresponding allocation of the purchase price to the net assets included the following:

Fair value of our common stock issued was determined by our Board of Directors based on market conditions, including an independent assessment by a reputable firm specializing in such matters.

Accounts payable and accrued liabilities assumed were recorded at the carrying value at the date of the acquisition which our management believes reflected the fair value.

Promissory notes assumed in the acquisition were valued at the present value of the minimum payments required to be paid under the notes at 11% which our management believes fairly reflect our current accessible borrowing rate based on recent proposals for debt financing.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

January 31, 2006

(Unaudited)

Note 3 - Acquisition of E-Rail Logistics, Inc. (continued)

Cash, current assets, and property and equipment were recorded at the carrying value at the date of the acquisition which our management believes reflected the fair value.

Our management believes that at the date of the acquisition the book value of the land, mineral rights and mineral rights under option as reported by the acquired company does not reflect fair value. To establish fair value, we received an independent appraisal of the land and a portion of the mineral rights owned prior to the close of the transaction. Additionally, we conducted a reserve analysis and obtained a lease proposal to mine the minerals under option. Our management determined the fair value of the land, mineral rights and mineral rights under option based on the appraisal, analysis and proposal, and allocated the excess purchase price to the land, mineral rights and mineral rights under option on a pro-rata basis.

Following an analysis of other contracts and rights acquired, our management determined that there was no additional value that should be allocated from the excess purchase price to those other contracts and rights.

Note 4 - Notes Payable

On September 8, 2005, in connection with our acquisition of E-Rail Logistics, we assumed five promissory notes with a face value of $1,822,571 bearing interest at rates between 5.5% to 6.5% per annum secured by land and equipment owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,636,176 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our current accessible borrowing rate based on recent proposal for debt financing on comparable assets. As of January 31, 2006 the outstanding balances were $1,504,255.

On September 8, 2005, in connection with our acquisition of E-Rail Logistics, we assumed a note payable with a balance of $369,395 bearing interest at a rate of 11% per annum secured by equipment owned by our E-Rail Equipment subsidiary and payable in 31 monthly installments of principle and interest of $13,750. As of January 31, 2006 the outstanding balance was $327,557.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

January 31, 2006

(Unaudited)

Note 5 – Equity

Common Stock Transactions

On September 2, 2005, we issued 300,000 shares of common stock in exchange for a note receivable with a value of $325,187.

On September 8, 2005, we issued 3,100,000 shares of common stock in connection with our acquisition of E-Rail Logistics (see Note 3) valued at $1.50 per share or $4.65 million. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On September 14, 2005, we issued 300,000 shares of common stock to four members of our Board of Directors in exchange for services valued at $1.50 per share or $300,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On September 19, 2005, we issued 217,014 shares of common stock in exchange for cash totaling $325,521 pursuant to a private placement subscription.

On September 19, 2005, we issued 100,000 shares of common stock in exchange for cash totaling $175,000 pursuant to a private placement subscription.

On September 30, 2005, we issued 155,000 shares of common stock in exchange for services related to the acquisition of E-Rail Logistics valued at $1.50 per share or $232,500. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On October 12, 2005, we issued 4,375 shares of common stock in exchange for consulting services valued at $1.50 per share or $6,563. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On October 30, 2005, we issued 10,850 shares of common stock in exchange for private placement commissions valued at $1.50 per share or $16,275. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On November 30, 2005, we redeemed and subsequently cancelled 300,000 shares of common stock for $275,000 in cash.

On January 16, 2006, we issued 25,000 shares of common stock to an employee in exchange for services valued at $1.50 per share or $37,500. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

January 31, 2006

(Unaudited)

Note 6 - Related Party Transactions

We issued 155,000 shares valued at $232,500 to a company controlled by an officer and director of ours in connection with the acquisition of E-Rail Logistics and Belville Mining Company. In addition, we paid $16,276 in cash and issued 10,850 shares of common stock valued at $16,275 to this same company for financing placement fees.

We paid $254,259 in cash for legal services to a law firm, during the six months ended January 31, 2006, of which an officer and director of ours is a shareholder. In addition, we reported $48,783 due to this same firm for legal services at January 31, 2006.

We acquired software and assumed the corresponding lease of $27,256 during the six months ended January 31, 2006 from an entity controlled by an officer of one of our subsidiaries.

Prior to the acquisition of E-Rail Logistics, E-Rail Logistics purchased 220 open top containers for $550,000 consisting of $130,000 cash and a finance obligation of $420,000 to The Corona Group. The proprietor of The Corona Group was an employee of a company controlled by an officer of one of our subsidiaries and such proprietor is a shareholder of ours. We assumed the remaining finance obligation totaling $369,395 in connection with the acquisition of E-Rail Logistics.

We also reimburse officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with our expense reimbursement policy.

Note 7 - Contingencies

Legal Proceedings

On or about February 3, 2006, we were sued by Starbank Group, LLC (“Starbank’) in connection with assets we acquired as part of our acquisition of E-Rail Logistics. This case is pending in The Supreme Court of the State of New York, County of New York, pursuant to a complaint filed on January 24, 2006. The parties to the case include Starbank, Chartwell, E-Rail Logistics, Rail Waste Holdings, LLC (“RWH”), Imre Eszenyi, Andrew Kaufman, Richard Kessler and Christopher Davino. Starbank alleges that we induced Kaufman, Kessler and Davino to fraudulently sell assets of RWH to us through our E-Rail Logistics acquisition. Further, Starbank claims we intentionally interfered with an alleged employment relationship between Kaufman, Kessler, Davino and RWH. Starbank is seeking damages in excess of $1,000,000. We intend to vigorously defend the claims against us in this matter.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

January 31, 2006

(Unaudited)

Note 8 - Subsequent Events

On February 10, 2006 we completed the acquisition of 20 shares of common stock of Cranberry Creek Railroad, Inc. (“Cranberry Creek”) representing 66 2/3% of all the outstanding shares in Cranberry Creek for a purchase price of $1.65 million. The purchase price consisted of $1.15 million in cash and a $500,000 two year convertible promissory note bearing interest at a rate of 8% per annum. The promissory note is convertible at end of the note term into 158,000 shares of our common stock or a conversion price of $3.165 per share. Interest on the promissory note is payable quarterly with first payment due on May 15, 2006. We are in material discussions to purchase the remaining 33 1/3% interest in Cranberry Creek. Cranberry Creek owns 100% of the outstanding capital stock of Middletown and New Jersey Railway Company, Inc. (“MNJ”). MNJ owns and operates a regional short-line railroad based out of Middletown, New York.

Item 2. Management’s Discussion and Analysis or Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Financial Condition as of January 31, 2006.

Effective January 31, 2005, we transferred all of our assets, liabilities and operations to Kingsley, our wholly owned subsidiary at that time, and issued a promissory note to Kingsley for $200,000. On March 3, 2005, we completed a spin-off of Kingsley by distribution of Kingsley common stock as a dividend to our shareholders on a pro-rata basis. As such, our inception of operations as a development stage company commenced on March 3, 2005.

We reported total current assets of $3,787,346 at January 31, 2006 consisting of cash of $3,226,835, a deposit for the purchase of retrofitted railcars totaling $525,000 and other deposits and other assets totaling $35,511. Total current liabilities reported of $1,484,197 consisted of: 1) trade payables and amounts due to related parties primarily for legal services, the purchase of equipment and general administrative expenses paid by them, and 2) current maturities on long-term notes payable assumed in the acquisition of its subsidiaries. The Company had working capital of $2,303,149 at January 31, 2006.

We reported long-term assets including property and equipment, land, mineral rights and an option on mineral rights totaling $12,123,348, and long term obligations totaling $1,114,765 primarily resulting from the acquisition of our subsidiaries.

Stockholders' Equity increased from $9,059,027 at July 31, 2005 to $13,311,732 at January 31, 2006. This increase is primarily due to: 1) 495,225 shares of common stock issued for services and compensation totaling approximately $743,000, 2) 317,014 shares of common stock issued for cash of approximately $501,000, 3) 300,000 shares issued in partial payment of the note receivable of approximately $325,000, and 4) 3,100,000 shares of common stock issued totaling $4,650,000 in connection with the acquisition of one of our subsidiaries. These increases were partially off-set by net losses of approximately $1,691,000 and the redemption of 300,000 shares of common stock for $275,000.

We are currently a development stage company seeking to initiate operations in the solid waste transportation and disposal industry, principally through acquisitions. With increasing gas prices, increased waste, and limited waste disposal sites, as well as regulatory limitations in key metropolitan areas, we believe that we can attract and retain an experienced management team to take advantage of what we see as a shift in current industry practices and modes of transportation, as well as the logistics for solid waste transportation and disposal, including site management. Accordingly, we are seeking to integrate rail transportation, including construction and service maintenance of rail containers, waste disposal, disposal site management, and the logistics of vertically integrating each aspect of waste disposal. Currently, we are in discussions with other companies in this industry, but have not initiated the transportation and disposal of waste to date.

Plan of Operation

Background

We were formed in 1984 and until early 2005 our principal activity consisted of the oversight of investments, principally in College Partnership, Inc. On January 31, 2005, we transferred all assets and liabilities to our then wholly owned subsidiary, Kingsley Capital, Inc. and subsequently transferred all of our Kingsley stock to our then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, we issued 25,838,433 pre-split shares of our common stock to Imre Eszenyi in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley Capital.

Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the solid waste transportation, logistics, management and disposal industry. Most of our activities during the period from March 3, 2005 to January 31, 2006 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that would allow us to begin operations.

On September 8, 2005, we acquired E-Rail Logistics, Inc., a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville Mining Company, Inc. based in Ohio which has significant interests and rights to over 8,000 acres of land and minerals in Ohio, a portion of which we intend to permit for our landfill operations. The property contains clay and other minerals that are also required for the operation of landfills. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require substantial infrastructure improvements, which we are evaluating.

Subsequent Event

Subsequent to end of our current fiscal quarter, on February 10, 2006 we completed the acquisition of 20 shares of common stock of Cranberry Creek Railroad, Inc. (“Cranberry Creek”) representing 66 2/3% of all the outstanding shares in Cranberry Creek for a purchase price of $1.65 million. We are currently in material discussions to purchase the remaining 33 1/3% interest in Cranberry Creek. Cranberry Creek owns 100% of the outstanding capital stock of Middletown and New Jersey Railway Company, Inc. (“MNJ”). MNJ owns and operations a regional short-line railroad based out of Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.

Cash and Cash Equivalents

As of January 31, 2006, we had cash and cash equivalents of $3,226,835. We anticipate that a substantial portion shall be used as working capital and to execute our acquisition strategy and business plan. As such, we further anticipate that we will have to raise additional capital through asset based lines of credit or additional debt or equity financings to fund our operations and acquisitions during the next 6 to 12 months.

Even though we intend to obtain all the necessary permits to operate a landfill on our recently acquired Ohio properties, there are no guarantees that it will be successful. If we are not successful, that may have a material adverse effect on how soon we will be able to generate revenue and cash flow from on-going operations. Any such shortfall in projected revenues may cause us to seek additional financing at an earlier date. There are no assurances that such financing will be available, or be available on terms acceptable to us.

Development

We plan to apply for all necessary permits to operate a landfill on certain of our Ohio properties. This application process could take one year or longer for approval. While we intend to aggressively pursue our application, there are no guarantees we will be successful.

Our wholly owned subsidiary, E-Rail Logistics, entered into several agreements with established landfills in order to process and dispose of waste we intend to transport, and we will pursue additional access for disposal pending final permits to operate our own landfill. We also intend to build further relationships with other landfill operators, and potentially acquire additional existing landfill operations in order to serve our future customers.

In addition to our disposal operations, we purchased rail cars and containers, and through our wholly owned subsidiary, E-Rail Logistics, we have agreements with intermodal and maintenance facilities to support our operations. We anticipate that we will continue to enter into similar arrangements to increase the volume of waste and other commodities we can transport and process in order to maximize volume in an effort to achieve economies of scale.

Our ability to generate revenue from on-going operations depends significantly on being able to develop properties we own, and properties we may lease. Development of the property and infrastructure for disposal operations will require significant capital expenditures, and effective execution on these developments, and corresponding development of customers with volume, will be essential to our success. Delays in permitting owned or leased properties, delays in infrastructure development, or delays in our ability to create a customer base with volumes needed will significantly impact our working capital and intermediate financing needs.

Results of Operations

For the Three Months Ended January 31, 2006

We reported net losses for the three months ended January 31, 2006 of $578,432. General and administrative expenses consisted primarily of the following:

•	rents, utilities and office related expenses of approximately $54,000
•	salaries and employee expenses of approximately $206,000
•	professional fees of approximately $202,000
•	travel and entertainment expenses of approximately $26,000
•	depreciation expense of approximately $10,000.

We incurred net interest expense of approximately $34,000 and we recorded a gain of approximately $35,000 on the settlement of a note receivable.

For the Six Months Ended January 31, 2006

We reported net losses for the six months ended January 31, 2006 of $1,690,840 that included approximately five months of operations of our subsidiaries. General and administrative expenses consisted primarily of the following:

•	rents, utilities and office related expenses of approximately $73,000
•	salaries and employee expenses of approximately $316,000
•	professional fees of approximately $1,104,000
•	travel and entertainment expenses of approximately $49,000
•	depreciation expense of approximately $13,000.

Professional fees include approximately $705,000 from the issuance of 407,225 shares of common stock in the aggregate to our board members for their service on the board, and to advisors in connection with introduction in raising capital and advice on the acquisition of the our subsidiaries. We incurred net interest expense of approximately $47,000 and we recorded a gain of approximately $35,000 on the settlement of a note receivable.

Period from Inception on March 3, 2005 to January 31, 2006

We have incurred losses in each period since inception and have an accumulated deficit of $2,663,959 at January 31, 2006. We expect to continue to incur losses as a result of expenditures for general and administrative activities while remain in a development stage.

Liquidity and Capital Resources

We reported cash flow from operations of approximately $393,000 consisting primarily of common stock issued for services of approximately $743,000, the application of approximately $882,000 of prepaid deposits primarily related to railcars delivered and accepted, and an increase of approximately $433,000 in accounts payable and accrued liabilities, partially offset by net losses of approximately $1,691,000.

Cash used in investing activities consisting primarily of the purchase of property and equipment of approximately $2,871,000, primarily railcars and related equipment, and net cash paid for the acquisition of our subsidiaries totaling approximately $2,262,000.

Cash provided by financing activities consisted of the proceeds from the issuance of common stock of approximately $501,000 and the collection of notes receivable of approximately $635,000 partially offset by $275,000 of cash paid for the purchase of a note receivable, the redemeption of 300,000 common shares for $275,000 and principal payments on long term debt of approximately $201,000.

We completed the following related party transactions at and for the fiscal quarter ended January 31, 2006:

We issued 155,000 shares valued at $232,500 to a company controlled by an officer and director of ours in connection with the acquisition of E-Rail Logistics and Belville Mining Company. At January 31, 2006, we owed $16,275 in cash and are obligated to issue 10,850 shares of common stock valued at $16,276 to this same company for financing placement fees.

We paid $254,259 in cash for legal services to a law firm, during the six-month period ended January 31, 2006, of which an officer and director of ours is a shareholder. In addition, we reported $48,783 due to this same firm for legal services at January 31, 2006.

We acquired software and assumed the corresponding lease of $27,256 during the six- month period ended January 31, 2006 from an entity controlled by an officer of one of our subsidiaries.

Prior to the acquisition of E-Rail Logistics, E-Rail Logistics purchased 220 open top containers for $550,000 consisting of $130,000 cash and a finance obligation of $420,000 to The Corona Group. The proprietor of The Corona Group is an employee of a company controlled by an officer of one of our subsidiaries and such proprietor is a shareholder of ours. We assumed the remaining finance obligation totaling $369,395 in connection with the acquisition of E-Rail Logistics.

Our management is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for us than could be obtained from unaffiliated third parties.

As a development stage company, we currently have limited operations, principally directed at structuring acquisitions and initiating operations in the solid waste transportation, processing and disposal industry.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of the target companies we may pursue. Such working capital will most likely be obtained through equity financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

Off-Balance Sheet Transactions

There are no off balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

The risks described below are the ones we believe are the most important for you to consider, these risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the trading price of our common stock could decline.

Risks Related to Our Acquisition Strategy and Operations

Recent change of control and discontinued prior operations do not give a historical basis upon which to evaluate our current efforts, and the change in strategic direction has certain inherent risks. We recently experienced a change of control and discontinued all prior activities. As of March 2005, we had no assets and no operations. In addition, our periodic and current reports filed prior to March 2005 will contain information which will no longer be applicable or relevant to our current and future business operations.

We have changed our business focus and we intend to acquire operations unrelated to past activities, and there are no assurances that management will be successful in acquiring a business or integrating the operations successfully, which would impair our value further. In connection with the recent change of control, we have shifted our focus towards acquisitions. On September 8, 2005, we entered into an Agreement and Plan of Merger with E-Rail Logistics, Inc. ("E-Rail Logistics"), pursuant to which we acquired E-Rail Logistics, a development stage company. Although the acquisition of these assets is part of our strategic business plan, there can be no assurance that we will be successful in integrating the assets of E-Rail Logistics as part of us.

We face challenges in attracting and retaining qualified management experienced in the transportation and disposal of solid waste. Our success will depend largely on our ability to hire and retain qualified individuals to operate our business. Although we have entered into employment contracts with former management of E-Rail Logistics to utilize its assets following the acquisition, no assurance can be given that we will be able to retain such personnel as our own personnel or attract qualified individuals in the future to manage our business. Our failure to either retain or attract such personnel could have a material adverse effect on our business and financial condition.

Integration of proposed acquisitions pose certain risks, and we do not currently have historical experience upon which to base an evaluation of the future prospects of success. We have only a limited operating history upon which to base an evaluation of our business and our prospects. There can be no assurance that our recently assembled senior management team will be able to manage the business successfully and implement our operating and growth strategies effectively. Our effective integration of acquired businesses into our organization and operations is and will continue to be important to our growth and future financial performance. A part of our strategy is to achieve economies of scale and operating efficiencies by increasing our size through acquisitions. These goals may not be achieved even if we effectively combine the operations of acquired businesses with our existing operations due to factors beyond our control, such as market position or customer base. Because of our limited operating history, there can be no assurance that our recently assembled senior management team will succeed in integrating our future acquisitions. Any difficulties we encounter in the integration process could have a material adverse effect on our business, financial condition and results of operations.

Acceptable acquisition targets may not materialize. We expect that a substantial part of our future growth will come from acquiring solid waste collection, transfer, maintenance and loading facilities, disposal operations, and short-line railroads. There can be no assurance that we will be able to identify suitable acquisition candidates or, if such candidates are identified, to negotiate their acquisition at prices or on terms and conditions favorable to us. Additionally, we expect continued consolidation in the industry will reduce the number of qualified acquisition candidates. Our failure to implement our acquisition strategy successfully could limit our potential growth.

We may not be able to attract the required capital, through either debt or equity financings, in order to complete strategic acquisitions or make required purchases of capital equipment needed to conduct our operations efficiently, either of which could adversely effect our financial condition and ability to execute on our business plan. We anticipate that any future business acquisitions will be financed through cash from potential operations, borrowings, the issuance of shares of our common stock and/or seller financing. If acquisition candidates are unwilling to accept, or we are unwilling to issue, shares of our common stock as part of the consideration for such acquisitions, we may be required to use more of our available cash resources or debt, to the extent it is available, to fund such acquisitions. To the extent that cash from potential operations and debt are insufficient to fund acquisitions, we will require additional equity and/or debt financing, the terms of which may be unfavorable or unavailable. Additionally, growth through the development or acquisition of new landfills, railroads, transfer stations and other facilities, as well as the ongoing maintenance of such landfills, railroads, transfer stations or other facilities, may require substantial capital expenditures. There can be no assurance that we will have sufficient existing capital resources or be able to raise sufficient additional capital resources on terms satisfactory to us to meet any or all of the foregoing capital requirements.

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

On or about February 3, 2006, we were sued by Starbank Group, LLC (“Starbank’) in connection with assets we acquired as part of our acquisition of E-Rail Logistics. This case is pending in The Supreme Court of the State of New York, County of New York, pursuant to a complaint filed on January 24, 2006. The parties to the case include Starbank, Chartwell, E-Rail Logistics, Rail Waste Holdings, LLC (“RWH”), Imre Eszenyi, Andrew Kaufman, Richard Kessler and Christopher Davino. Starbank alleges that we induced Kaufman, Kessler and Davino to fraudulently sell assets of RWH to us through our E-Rail Logistics acquisition. Further, Starbank claims we intentionally interfered with an alleged employment relationship between Kaufman, Kessler, Davino and RWH. Starbank is seeking damages in excess of $1,000,000. We intend to vigorously defend the claims against us in this matter.

Larger competitors may compete with us for acquisition targets, making it more difficult for us to acquire businesses that fit within our business strategy, or increasing the cost of making such acquisitions, either of which could negatively affect our performance. We compete for acquisition candidates with other entities, some of which have greater financial resources than us. Increased competition for acquisition candidates may result in fewer acquisition opportunities being available to us, as well as less attractive acquisition terms, including increased purchase prices. These circumstances may increase acquisition costs to levels that are beyond our financial capability or pricing parameters or that may have an adverse effect on our results of operations and financial condition. The ability to utilize our securities as consideration for potential acquisitions may depend in large part on the relative market price and capital appreciation prospects of the common stock compared to the equity securities of our competitors. If the market price of our common stock were to decline materially over a prolonged period of time, our acquisition program could be materially adversely affected.

The success of our railroad operations is dependant on our continuing relationships with Class I carriers. The railroad industry in the United States is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Our ability to provide rail service to our customers in North America depends in large part upon our ability to maintain cooperative relationships with Class I carriers with respect to, among other matters, freight rates, car supply, reciprocal switching, interchange and trackage rights. In addition, loss of customers or service interruptions or delays by our Class I interchange partners relating to customers who ship over our track, may decrease our revenue.

We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of January 31, 2006, we had indebtedness of $1,831,812 of which $717,047 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.

Risks Related to our Industry

Strategic growth through acquisitions is dependent on our ability to internally grow our logistics infrastructure, and there is no historical perspective to validate our belief that we can attain certain gross margins competitively, the failure of which would adversely affect our financial condition. Our growth strategy includes (i) expanding through acquisitions, and (ii) generating internal growth of its infrastructure and logistics capabilities. Our ability to execute our growth strategy will depend on a number of factors, including the success of existing and emerging competition, the availability of acquisition targets, the ability to maintain profit margins in the face of competitive pressures, the ability to continue to recruit, train and retain qualified employees, the strength of demand for our services and the availability of capital to support our growth.

Rapid growth could create risks of over leverage or undercapitalization to meet our obligations, which could materially impact our financial condition and strategy. If we are able to execute our growth strategy, we may experience periods of rapid growth. Such growth, if it occurs, could place a significant strain on our management, operational, financial and other resources. Our ability to maintain and manage our growth effectively will require us to expand our management information systems capabilities and our operational and financial systems and controls. Moreover, we will need to attract, train, motivate, retain and manage additional senior managers, technical professionals and other employees, as well as integrate accounting and reporting for disclosure controls and compliance with Section 404 of the Sarbanes-Oxley Act. Any failure to expand our operational and financial systems and controls or to recruit and integrate appropriate personnel at a pace consistent with our revenue growth could have a material adverse effect on our business, financial condition and results of operations.

The solid waste industry is highly competitive, and we will face competition from companies that may be better financed than we are, which could impact our ability to compete for customers and employees. The solid waste services industry is highly competitive and fragmented and requires substantial labor and capital resources. Certain of the markets in which we compete or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill. We also compete with counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. These counties, municipalities and solid waste districts may have financial advantages over us, because of their access to user fees and similar charges, tax revenues and tax-exempt financing. Certain of our competitors may also be better capitalized, have greater name recognition or be able to provide services at a lower cost than us. Our inability to compete with governmental service providers and larger and better capitalized companies could have a material adverse effect on our business, financial condition and results of operations.

We also compete directly with other modes of transportation, including motor carriers, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. While we must build or acquire and maintain our rail system, trucks are able to use public roadways. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for motor carriers and barges with respect to size, weight limitations, or other operating restrictions could have a material adverse effect on our results of operations and financial condition.

Solid waste disposal is regulated by the various governmental agencies, and changes in legislation or rules and regulations could have a material adverse effect on our operations. The waste management and rail-based transportation industries are subject to extensive and evolving environmental laws and regulations, the enforcement of which has become increasingly stringent in recent years as a result of greater public interest in protecting the environment. Although we do not anticipate or intend to transport or dispose of toxic waste or other hazardous materials, these laws and regulations may still impose substantial costs on us and affect our business in other ways that could add unforeseen costs to operations.

Our railroad and real estate ownership are subject to significant governmental regulation and our failure to comply with such regulations could have a material adverse effect on our operating results, financial condition and liquidity. We are subject to governmental regulation by a significant number of federal, state and local regulatory authorities, including the Surface Transportation Board, the Federal Railroad Administration and state departments of transportation, with respect to our railroad operations and a variety of health, safety, labor, environmental and other matters. Some of the regulations require us to obtain and maintain various licenses, permits and other authorizations, which we may not continue to be able to do so.

Our inability to maintain landfill permits and licenses could adversely affect financial resources or require significant expenditures to comply with the regulations, either of which could materially affect gross margins and cash flow from operations. If we implement our strategy for landfill ownership and operation, it will be necessary to obtain and maintain in effect one or more licenses or permits, as well as zoning, environmental and/or other land use approvals. These licenses or permits and approvals are difficult and time-consuming to obtain and renew and are frequently subject to opposition by various elected officials or citizens' groups, whose positions may change in the future in ways that may adversely effect continuing operations or materially affect the cost of operations. The design, operation and closure of landfills are extensively regulated. These regulations include, among others, the Subtitle D Regulations. Failure to comply with these regulations could require us to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at costs that may be substantial. The failure of regulatory agencies to enforce these regulations vigorously or consistently may give an advantage to our competitors whose facilities do not comply with the Subtitle D Regulations or their state counterparts. Our financial obligations arising from any failure to comply with these regulations could have a material adverse effect on our business, financial condition and results of operations.

Judicial and administrative proceedings related to our business are routine, and penalties, fines, or remediation orders could materially impact our cash flow or working capital from time-to-time, which could impair our business plan objectives. Companies in the solid waste services business are frequently subject in the normal course of business to judicial and administrative proceedings involving federal, state or local agencies or citizens' groups. Governmental agencies may seek to impose fines or penalties on us or to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or require us to make expenditures to remediate potential environmental problems relating to waste disposed of or stored by us or our predecessors, or resulting from us or our predecessors' transportation and collection operations. We may also be subject to actions brought by individuals or community groups in connection with the permitting, franchising or licensing of our operations, any alleged violation of such permits, franchises or licenses or other matters. Any adverse outcome in these proceedings could have a material adverse effect on our business, financial condition and results of operations and may subject us to adverse publicity.

We may be subject to liability for any environmental damage that our solid waste facilities may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, which could materially impact our cash flow in any given period. Our potential liability includes damage resulting from conditions existing prior to the acquisition of such facilities by us. We may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by us or our predecessors. Any substantial liability for environmental damage incurred by us could have a material adverse effect on our business, financial condition and results of operations. Further, CERCLA imposes joint and several strict liability on the present owners and operators of facilities from which a release of hazardous substances into the environment has occurred, as well as any party that owned or operated the facility at the time of disposal of the hazardous substances, regardless of when the hazardous substance was first detected. CERCLA defines the term "hazardous substances" very broadly to include more than 700 substances that are specified under RCRA, have specific hazardous characteristics defined under RCRA or are regulated under any of several other statutes. Similar liability is imposed on the generators of waste that contains hazardous substances and on hazardous substance transporters that select the treatment, storage or disposal site. All such persons, who are referred to as potentially responsible parties, generally are jointly and severally strictly liable for the expense of waste site investigation, waste site cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with all relevant laws and regulations. These costs can be very substantial. Furthermore, such liability can be based on the existence of even very small amounts of hazardous substances; unlike most of the other statutes that regulate hazardous substances, CERCLA does not require any minimum volume or concentration of a hazardous substance to be present before imposing liability. It is likely that hazardous substances have in the past come to be located in landfills with which we are or will become associated. If any of our sites or operations ever experiences environmental problems, we could be subject to substantial liability, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to obtain performance or surety bonds, letters of credit or insurance for municipal solid waste services contracts and landfill closure obligations may require other means of financial assurance to secure contractual performance, which could materially affect our potential cash flow and working capital. If we in the future were unable to obtain performance or surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste services contracts or obtaining or retaining landfill operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned on the contractor's having adequate insurance coverage. Accordingly, our failure to obtain performance or surety bonds, letters of credit or other means of financial assurance or to maintain adequate insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Item 3. Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On September 8, 2005, we acquired and assumed from Rail Waste Holdings, LLC, a promissory note dated January 4, 2004 (the "Note") and open end mortgage dated January 6, 2004 (the "Mortgage"), issued to Rail Waste Holdings, LLC by Minerva Enterprises, Inc. (“Minerva”). On May 27, 2005, LFL Logistics Inc. brought a foreclosure action against Minerva in the Court of Common Pleas, Stark County, Ohio, and joined as additional defendants, Rail Waste Holdings, LLC, Gonzoil, Inc., Ohio Waste, LLC, R.W. Recycling, LLC, DART Trucking Company, Inc., Dart Services, Inc., First International Bank and Cantwell Machinery Company, Inc. LFL Logistics is a holder and owner of a Certificate of Judgment for Lien Upon Lands and Tenements against Minerva in the amount of $40,920 and filed suit to foreclose on certain real property owned by Minerva because of Minerva's refusal and failure to pay in satisfaction of such Certificate of Judgment. LFL Logistics joined the additional defendants because it believed those companies may claim an interest in the subject real estate by virtue of certain recordings made of record. On June 10, 2005, Rail Waste Holdings filed a cross claim against Minerva and the other defendants for $600,187.58 plus collection costs, attorneys fees and interest at a rate of 10% because of Minerva's default on the Note. As of September 20, 2005, Minerva has settled claims with LFL Logistics and Gonzoil. Through the acquisition and assumption of the Note and Mortgage, the Company assumed Rail Waste Holdings' obligations under this legal proceeding.

On November 16, 2005, we entered into a settlement agreement on the aforementioned foreclosure proceeding in which Minerva agreed to pay to the Company the principal amount owed under the Note, including interest, costs and attorneys fees, and the Company agreed to dismiss all claims and cross-claims in the foreclosure action and file a release and discharge of the Mortgage.

On or about February 3, 2006, we were sued by Starbank Group, LLC (“Starbank’) in connection with assets we acquired as part of our acquisition of E-Rail Logistics. This case is pending in The Supreme Court of the State of New York, County of New York, pursuant to a complaint filed on January 24, 2006. The parties to the case include Starbank, Chartwell, E-Rail Logistics, Rail Waste Holdings, LLC (“RWH”), Imre Eszenyi, Andrew Kaufman, Richard Kessler and Christopher Davino. Starbank alleges that we induced Kaufman, Kessler and Davino to fraudulently sell assets of RWH to us through our E-Rail Logistics acquisition. Further, Starbank claims that we intentionally interfered with an alleged employment relationship between Kaufman, Kessler, Davino and RWH. Starbank is seeking damages in excess of $1,000,000. We intend to vigorously defend the claims against us in this matter.

In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by our management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC.

(Registrant)

Date: March 8, 2006	By: /s/ Imre Eszenyi

Imre Eszenyi, Acting President (Principal Executive Officer) and Chairman of the Board

Date: March 8, 2006	By: /s/ Paul Biberkraut

Paul Biberkraut, Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)