Form 10QSB
period 2006-04-30
Chartwell International, Inc.
filed 2006-06-08
CIK 1329184

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-51342

CHARTWELL INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	95-3979080

(State or Other Jurisdiction of                                                                                 (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

As of June 6, 2006 the Registrant had 13,896,361 outstanding shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No ☒

CHARTWELL INTERNATIONAL, INC.

FORM 10-QSB

APRIL 30, 2006

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements ..............................................................................	3

Consolidated Balance Sheets at April 30, 2006 (Unaudited) and July 31, 2005............	3

Consolidated Statements of Operations (Unaudited) for the three months ended and the nine months ended April 30, 2006, and, from inception on March 3, 2005 to
April 30, 20064....................................................................................	4

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended April 30,
2006 and from inception on March 3, 2005 to April 30, 2006.................................	5

Notes to Interim Consolidated Financial Statements.............................................	7

Item 2.	Management's Discussion and Analysis or Financial Conditions and Results of
	Operation.............................................................................................	21

Item 3.	Controls and Procedures...........................................................................	32

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.................................................................................	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..............................	33

Item 3.	Defaults Upon Senior Securities..................................................................	33

Item 4.	Submission of Matters to a Vote of Security Holders..........................................	33

Item 5.	Other Information....................................................................................	34

Item 6.	Exhibits................................................................................................	36

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(In thousands)

	April 30,	July 31,
	2006	2005
	(Unaudited)
Assets

Current Assets
Cash	$ 3,953	$ 7,686
Accounts Receivable	8	-
Deposits	525	1,425
Prepaid expense and other	40	9
Total current assets	4,526	9,120

Long-term Assets
Property and equipment, net	4,576	-
Land	1,735	-
Mineral rights	1,606	-
Option on mineral rights	3,841	-
Other	5	-
Total long-term assets	11,763	-

Total Assets	$ 16,289	$ 9,120

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$ 332	$ 19
Due to related parties	159	42
Notes payable	466	-
Total current liabilities	957	61

Long-term Liabilities
Notes payable, net of current portion	5,441	-
Total long-term liabilities	5,441	-

Total Liabilities	6,398	61

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 25,000 shares authorized
Common shares, $0.001 par value, 100,000 shares authorized
13,896 and 11,688 issued and outstanding at April 30, 2006
and July 31, 2005, respectively	14	12
Additional paid in capital	13,547	10,020
Accumulated deficit	(3,670)	(973)
Total shareholders' equity	9,891	9,059

Total Liabilities and Shareholders' Equity	$ 16,289	$ 9,120

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Operations

(In thousands, except per share data)

(Unaudited)

			Cumulative
	For the three	For the nine	from March 3,
	months ended	months ended	2005, Inception
	April 30,	April 30,	to April 30,
	2006	2006	2006

Revenue	$ 28	$ 28	$ 28

General and administrative expenses	862	2,508	2,667

Loss from operations	(834)	(2,480)	(2,639)

Other income (expense)
Interest, net	(17)	(30)	(8)
Gain on note settlement	-	35	35
Finance placement fees	(155)	(222)	(1,058)
Total other income (expense)	(172)	(217)	(1,031)

Net loss	$ (1,006)	$ (2,697)	$ (3,670)

Net loss per common share, basic and diluted	$ (0.07)	$ (0.19)	$ (0.31)

Weighted average number of common shares outstanding,
Basic and diluted	14,776	14,399	11,660

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

		Cumulative
	For the nine	from March 3,
	months ended	2005, Inception
	April 30,	to April 30,
	2006	2006
Cash flows from operating activities
Net loss	$ (2,697)	$ (3,670)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	35	35
Gain on settlement of note receivable	(35)	(35)
Fair value of stock options granted	12	12
Fair value of common stock issued for services	813	1,254
Increase (decrease) in cash from changes in assets and
Liabilities
Accounts receivable	(6)	(6)
Deposits	900	(525)
Prepaid and other	(31)	(40)
Accounts payable and accrued liabilities	36	55
Due to related parties	117	158
Net cash used in operating activities	(856)	(2,762)

Cash flows from investing activities
Purchase of property and equipment	(2,951)	(2,951)
Exercise of mining rights options	(102)	(102)
Deposits	(1)	(1)
Cash paid in acquisitions	(4,597)	(4,597)
Cash received in acquisitions	82	82
Net cash used in investing activities	(7,569)	(7,569)

Cash flows from financing activities
Proceeds from notes receivable	635	635
Payment for notes receivable	(275)	(275)
Borrowings under notes payable	4,008	4,008
Repayments under notes payable	(251)	(451)
Issuance of common stock	850	10,642
Redemption of common stock	(275)	(275)
Net cash provided by financing activities	4,692	14,284

Net increase (decrease) in cash	(3,733)	3,953

Cash and cash equivalents, beginning of period	7,686	-

Cash and cash equivalents, end of period	$ 3,953	$ 3,953

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows (continued)

(In thousands)

(Unaudited)

Cumulative
	For the nine	from March 3,
	months ended	2005, Inception
	April 30,	to April 30,
	2006	2006
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$ 91	$ 510
Income Taxes	$ 3	$ 3

Non-Cash Investing and Financing Activities
Common stock issued in partial payment of note receivable	$ (325)	$ (325)
Software acquired under capital lease	$ (27)	$ (27)
Common stock issued in partial payment of acquisition of
E-Rail Logistics, Inc.	$ (1,803)	$ (1,803)
Note payable issued in partial payment of acquisition of
Cranberry Creek Railroad, Inc.	$ (500)	$ (500)

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements

April 30, 2006

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

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for nine-month and three-month periods ended April 30, 2006, and the operating results from inception on March 3, 2005 through April 30, 2006 are not necessarily indicative of the results that may be expected for the eleven month period ended June 30, 2006. Further, we have had limited operations in all reporting periods through April 30, 2006. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB/A filed on December 15, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Chartwell International, Inc., approximately eight months of operations of our wholly owned subsidiaries E-Rail Logistics, Inc. (“E-Rail) and Belville Mining Company, Inc. (“Belville”), approximately three months of operations of our wholly owned subsidiaries Hudson Logistics, Inc. (“Hudson”), Cranberry Creek Railroad, Inc., (Cranberry Creek”) and Middletown and New Jersey Railway Company, Inc. (“MNJ”). On April 1, 2006 we assigned all the assets and liabilities of E-Rail and transitioned its operations to Hudson. Inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are note limited to the valuation of stock-based compensation.

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

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies (continued)

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

As part of adopting the modified prospective approach during the transitional period, the Company has implemented the modified prospective application for SFAS No. 123(R) that includes the determination of a one-time cumulative effect adjustment for the portion of stock options granted after December 15, 1994 that had not vested by July 31, 2005. No cumulative effect adjustment was required as the Company did not have any stock option grants outstanding nor did the Company have a stock based compensation plan.

Recently Issued Accounting Pronouncements

SFAS No. 123(R)

In March 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment " SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies toll share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005. We adopted SFAS No. 123(R) effective with our fiscal year that began on August 1, 2005.

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

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 2 - Description of Business (continued)

On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville, based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in Ohio, a portion of which we intend to permit for commercial and industrial uses. The property contains coal, clay, limestone and other minerals. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating.

On April 1, 2006, we assigned all the assets and liabilities and transitioned the operations of E-Rail to Hudson. We will surrender E-Rail’s charter of incorporation by June 30, 2006.

On April 26, 2006, we completed the acquisition of 100% of the outstanding common shares of Cranberry Creek Railroad, Inc. (“Cranberry Creek”). Cranberry Creek’s primary asset is its wholly owned subsidiary Middletown and New Jersey Railway Company, Inc. (“MNJ”) which owns and operates a regional short-line railroad located in Middletown, New York. MNJ’s operations are currently limited to two customers. We are currently evaluating the required infrastructure improvements necessary to the MNJ shortline to allow us to expand our railroad operations and transportation.

Our administrative offices are based in Syosset, New York.

Note 3 - Acquisitions

E-Rail Logistics, Inc.

On September 8, 2005, we acquired E-Rail Logistics, Inc., a development stage company with assets and minimal operations in the solid waste disposal industry. The acquisition included E-Rail Logistics’ wholly-owned subsidiary, Belville Mining Company, Inc. based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in Ohio, a portion of which we intend to permit for certain industrial and commercial uses.

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

The purchase price included:

Cash	$2,867,000
1,201,981 shares of common stock @$1.50 per share	1,803,000
Assumption of debt	1,822,000
Total purchase price:	$6,492,000

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 3 – Acquisitions (continued)

E-Rail Logistics, Inc. (continued)

The total purchase price was allocated to the assets acquired as follows:

Cash	$ 26,000
Other Assets	5,000
Property and Equipment	108,000
Land	1,008,000
Mineral Rights	1,606,000
Option for Mineral Rights	3,739,000

Total Assets Acquired	$ 6,492,000

On March 15, 2006, the original purchase price of $9,165,000 was reduced as part of the settlement of a lawsuit (see Note 7), involving a claim by a former member or creditor of E-Rail. The reduced purchase price included the return of some property and equipment acquired and its associated debt and the reduction of common shares issued to selling shareholders partially offset by additional cash payments.

Determination of the purchase price of the acquisition and corresponding allocation of the purchase price to the net assets included the following:

Fair value of our common stock issued was determined by our Board of Directors based on market conditions, including an independent assessment by a reputable firm specializing in such matters.

Accounts payable and accrued liabilities assumed were recorded at the carrying value at the date of the acquisition, which our management believes, reflected the fair value.

Promissory notes assumed in the acquisition were valued at the present value of the minimum payments required to be paid under the notes at 11% which our management believes fairly reflect our current accessible borrowing rate based on recent proposals for debt financing.

Cash, other assets, and property and equipment were recorded at the carrying value at the date of the acquisition, which our management believes reflected the fair value.

Our management believes that at the date of the acquisition the book value of the land, mineral rights and mineral rights under option as reported by the acquired company does not reflect fair value. To establish fair value, we received an independent appraisal of the land and a portion of the mineral rights owned prior to the close of the transaction. Additionally, we conducted a reserve analysis and obtained a lease proposal to mine the minerals under option. Our management determined the fair value of the land, mineral rights and mineral rights under option based on the appraisal, analysis and proposal, and allocated the excess purchase price to the land, mineral rights and mineral rights under option on a pro-rata basis. As a result of the purchase price reduction that occurred on March 15, 2006, the net reduction after accounting for the reduction of property and equipment and its associated debt was applied on a pro-rata basis to the mineral rights and mineral rights under option.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 3 – Acquisitions (continued)

E-Rail Logistics, Inc. (continued)

Following an analysis of other contracts and rights acquired, our management determined that there was no additional value that should be allocated from the excess purchase price to those other contracts and rights.

Cranberry Creek Railroad, Inc.

On April 26, 2006, we completed the acquisition of 100% of the outstanding common shares of Cranberry Creek. Cranberry Creek’s primary asset is its wholly owned subsidiary Middletown and New Jersey Railway Company, Inc. (“MNJ”) which owns and operates a regional short-line railroad located in Middletown, New York. The acquisition price of $2,230,000 includes 1,730,000 paid in cash and a convertible note payable of $500,000 (see Note 4). We completed the purchase of the first 66 2/3% of Cranberry Creek’s outstanding common shares on February 10, 2006 and we have used this date for the purposes of valuation and the commencement of the inclusion of the results of operations in Chartwell. MNJ consists of approximately 18 miles of rail track that run from Middletown, New York south to the New Jersey state border and several parcels of land in Orange County, New York for a total of approximately 138 acres. The MNJ interchanges with Norfolk Southern Corporation’s railroad at its northern end.

The table below presents the balances of each major asset and liability caption of Cranberry Creek of the acquisition date. We determined the allocation of the purchase price of Cranberry based on the following:

Cash, accounts receivable and accounts payable and accrued liabilities were recorded at the carrying value at the date of the acquisition, which our management believes reflected the fair value.

Our management believes that at the date of the acquisition the book value of the land, property and equipment as reported by Cranberry Creek does not reflect fair value. To establish fair value, we received an independent appraisal of the land, property and equipment based on the closing date or our acquisition. Our management determined the fair value of the land, property and equipment based on the appraisal and allocated the excess purchase price to the land, property and equipment on a pro-rate basis.

February 10, 2006
Cash	$ 56,000
Accounts receivable	2,000
Land	726,000
Property and equipment	1,524,000
Accounts payable and accrued liabilities	(78,000)

Purchase price	$ 2,230,000

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 3 – Acquisitions (continued)

Cranberry Creek Railroad, Inc. (continued)

We have included consolidated pro-forma balance sheets at April 30, 2006 and consolidated pro-forma statements of operations for the three and nine months ended April 30, 2006 to reflect the acquisition of Cranberry Creek as if it had been included in Chartwell’s operations from the beginning of the periods presented.

Chartwell International, Inc.
(A Development Stage Company)
Pro-forma Consolidated Balance Sheets
April 30, 2006
(in thousands)
(Unaudited)
			Acquisition
	Chartwell (1)	Cranberry (2)	Adjustments(4)	Pro-Forma
ASSETS
Current assets
Cash	$ 3,953	$ -	$ -	$ 3,953
Accounts receivable	8	-	-	8
Deposit	525	-	-	525
Other	40	-	-	40
Total current assets	4,526	-	-	4,526
Long-term assets
Property and equipment, net	4,576	-	-	4,576
Land	1,735	-	-	1,735
Mineral rights	1,606	-	-	1,606
Option on mineral rights	3,841	-	-	3,841
Other	5	-	-	5
Total long-term assets	11,763	-	-	11,763
Total Assets	$ 16,289	$ -	$ -	$ 16,289

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 332	$ 8	$ 22	$ 362
Due to related parties	159	-	-	159
Notes payable	466	-	-	466
Total current liabilities	957	8	22	987
Long-term liabilities
Notes payable, net of current portion	5,441	-	-	5,441
Total long-term liabilities	5,441	-	-	5,441

Total liabilities	6,398	8	22	6,428
Stockholders' equity
Preferred stock, $0.001 par value,
25,000 shares authorized	-	-	-	-
Common stock, $0.001 par value
100,000 authorized, 13,896 shares
issued and outstanding	14	-	-	14
Additional paid in capital	13,547	-	-	13,547
Accumulated deficit	(3,670)	(8)	(22)	(3,700)
Total shareholders' equity	9,891	(8)	(22)	9,861
Total liabilities and stockholders' equity	$ 16,289	$ -	$ -	$ 16,289

Chartwell International, Inc.
(A Development Stage Company)
Pro-forma Consolidated Statement of Operations
For the Three Months Ended April 30, 2006
(in thousands, except per share data)
(Unaudited)
			Acquisition
	Chartwell (1)	Cranberry (3)	Adjustments (4)	Pro-Forma
Revenue	$ 28	$ 2	$ -	$ 30
General and administrative expenses	862	5	-	867
Loss from operations	(834)	(3)	-	(837)
Other income (expense)
Interest, net	(17)	-	(2)	(19)
Finance placement fee	(155)	-	-	(155)
Total other income (expense)	(172)	-	(2)	(174)
Loss before income taxes	(1,006)	(3)	(2)	(1,011)
Income taxes	-	-	-	-
Net loss	$ (1,006)	$ (3)	$ (2)	$ (1,011)
Net loss per share, basic and diluted	$ (0.07)	$ (3.00)	n/a	$ (0.07)
Weighted average number of common shares outstanding
basic and diluted	14,776	1	(1)	14,776

Chartwell International, Inc.
(A Development Stage Company)
Pro-forma Consolidated Statement of Operations
For the Nine Months Ended April 30, 2006
(in thousands, except per share data)
(Unaudited)
			Acquisition
	Chartwell (1)	Cranberry (5)	Adjustments (4)	Pro-Forma
Revenue	$ 28	$ 66	$ -	$ 94
General and administrative expenses	2,508	85	-	2,593
Loss from operations	(2,480)	(18)	-	(2,498)
Other income (expense)
Interest, net	(30)	-	(22)	(52)
Gain on note settlement	35	-	-	35
Finance placement fee	(222)	-	-	(222)
Total other income (expense)	(217)	-	(22)	(239)
Loss before income taxes	(2,697)	(18)	(22)	(2,737)
Income taxes	-	-	-	-
Net loss	$ (2,697)	$ (18)	$ (22)	$ (2,737)
Net loss per share, basic and diluted	$ (0.19)	$ (18.08)	n/a	$ (0.19)
Weighted average number of common shares outstanding
basic and diluted	14,339	1	(1)	14,339

Notes:

(1) Chartwell International, Inc.’s (“Chartwell”) consolidated balance sheet reflects balances as of April 30, 2006 and consolidated statements of operations from three and nine months ended April 30, 2006.

(2) Cranberry Creek Railroad, Inc.’s (“Cranberry”) balance sheet reflects accumulated deficit upon its acquisition by Chartwell on
February 10, 2006.

(3) The results of operations for Cranberry from February 10, 2006 to April 30, 2006 are included in Chartwell's consolidated results. The results of operations from February 1-9, 2006 have been estimated and are based on

25% of Cranberry's statement of operations from January 1, 2006 to February 9, 2006.

(4) On February 10, 2006 Chartwell's acquisition of Cranberry included an 8% convertible promissory note of

$500,000. The interest on the convertible promissory note has been reflected as if it existed for the three months and the nine months ended April 30, 2006

(5) Cranberry's statement of operations reflect an estimate of the five months ended December 31, 2005 based on 5/12th of the statement of operations for the year ended December 31, 2005 adjusted for non-recurring expenses and the statement of operations from January 1, 2006 to February 9, 2006. Financial statements for the five months ended December 31, 2005 were not available nor feasible to create. In the opinion of management the adjustments are necessary to a fair statement to the result of the interim period presented herein.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 4 – Notes Payable

On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 5.5% to 6.5% per annum secured by land and equipment owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,636,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our current accessible borrowing rate based on recent proposal for debt financing on comparable assets. As of April 30, 2006 the outstanding balances were $1,399,000 of which $466,000 are due in one year or less.

On September 8, 2005, in connection with our acquisition of E-Rail, we assumed a note payable with a balance of $369,395 bearing interest at a rate of 11% per annum secured by equipment owned by our E-Rail Equipment subsidiary and payable in 31 monthly installments of principal and interest of $13,750. On April 24, 2006, in connection with the E-Rail purchase price reduction (see Note 3) on March 15, 2006, the note holder agreed to extinguish the remaining note payable in exchange for equipment secured by the note. At April 30, 2006, there was no outstanding balance on the note payable.

On February 15, 2006, we issued a $500,000 convertible note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, is due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into our common stock at rate of $3.165 per share at any time. At April 30, 2006, the balance of the note payable plus accrued interest was $500,000 and there was $8,000 of accrued interest.

On March 15, 2006, we issued a $1,000,000 convertible note payable to an accredited private investor. The note bears interest at the rate of 6% per annum, is due on March 15, 2009, interest accrues until the note is repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.00 per share at any time. At April 30, 2006, the balance of the note payable plus accrued interest was $1,008,000.

On April 30, 2006, we issued a $3,000,000 secured convertible note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into our common stock at rare of $2.30 per share at any time. At April 30, 2006, the balance of the note payable was $3,000,000 and there was no accrued interest.

Note 5 – Equity

Common Stock Transactions

On September 2, 2005, we issued 300,000 shares of common stock in exchange for a note receivable with a value of $325,000

On September 8, 2005, we issued 3,100,000 shares of common stock in connection with our acquisition of E-Rail (see Note 3) valued at $1.50 per share or $4,650,000. On March 15, 2005, we cancelled 1,898,019 shares of common stock issued above in connection with reduction of the acquisition of E-Rail

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 5 – Equity (continued)

Common Stock Transactions (continued)

valued at $2,847,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On September 14, 2005, we issued 300,000 shares of common stock to four members of our Board of Directors in exchange for services valued at $1.50 per share or $300,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On September 19, 2005, we issued 217,014 shares of common stock in exchange for cash totaling $326,000 pursuant to a private placement subscription.

On September 19, 2005, we issued 100,000 shares of common stock in exchange for cash totaling $175,000 pursuant to a private placement subscription.

On September 30, 2005, we issued 155,000 shares of common stock in exchange for services related to the acquisition of E-Rail Logistics valued at $1.50 per share or $232,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On October 12, 2005, we issued 4,375 shares of common stock in exchange for consulting services valued at $1.50 per share or $7,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On October 30, 2005, we issued 10,850 shares of common stock in exchange for private placement commissions valued at $1.50 per share or $16,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On November 30, 2005, we redeemed and subsequently cancelled 300,000 shares of common stock for $275,000 in cash.

On January 16, 2006, we issued 25,000 shares of common stock to an employee in exchange for services valued at $1.50 per share or $37,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On February 15, 2006, we issued 15,000 shares of common stock to a director in exchange for services valued at $1.50 per share or $22,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

On March 8, 2006, we issued 10,000 shares of common stock to a director in exchange for services valued at $1.50 per share or $15,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 5 – Equity (continued)

Common Stock Transactions (continued)

On March 15, 2006, we issued 32,500 shares of common stock for consulting services in connection with the reduction of the E-Rail acquisition purchase price value at $1.50 per share or $49,000.

On March 20, 2006, we issued 130,000 shares of common stock in exchange for cash totaling $351,000 pursuant to a private placement subscription.

On March 20, 2006, we issued 6,500 shares of common stock in exchange for private placement commissions valued at $2.70 per share or approximately $18,000.

Stock Options

The Company’s 2006 Equity Incentive Plan (“2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of the Company’s outstanding shares of common stock or 1,250,672 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of the Company’s common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience as well as estimates of future terminations where historical information is limited. The Black-Scholes option-pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on up to the past three years of market prices of the Company’s common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the expected life of the option on a straight line basis.

During the nine-month period ended April 30, 2006, we granted to employees 150,000 stock options to purchase shares of common stock with exercise prices of $3.00. Management estimated that 30% of stock options issued during the nine months ended April 30, 2006 will be forfeited annually. The options vest over two years and expire five years after the grant date. We record expenses on a straight line basis over the vesting term of the stock options based on fair value using the Black-Scholes option pricing model. For stock options issued during the nine-month period ended April 30, 2006 the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	4.60%
Dividends	-
Volatility factor	104%
Expected life	2 years
Annual forfeiture rate	30%

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 5 – Equity (continued)

Stock Options (continued)

The following table summarizes information about stock option transactions for the period shown:

All Options	Nine Month Period Ended April 30, 2006
Weighted Average Exercise Price
Outstanding at beginning of period	—	$ —
Options granted	150,000	$3.00
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	150,000	$3.00
Exercisable at end of period	—	$ —

Non-vested Options	Nine Month Period Ended April 30, 2006
Weighted Average Exercise Price
Non-vested at beginning of period	—	$ —
Options granted	150,000	$3.00
Options forfeited	—	—
Options expired	—	—
Options vested	—	—
Non-vested at end of period	150,000	$ 3.00

The weighted average grant-date fair value of options granted during the nine-month period ended April 30, 2006 was $1.00 per share.

The weighted average remaining contractual lives of the options outstanding and options exercisable at April 30, 2006, were 1.8 years and 0.0 years respectively.

We recorded $12,000 of compensation expense for employee stock options during the nine-month period ending April 30, 2006. At April 30, 2006 there was a total of $137,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the nine-month period ended April 30, 2006 was approximately $0.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

April 30, 2006

(Unaudited)

Note 6 – Related Party Transactions

We issued 155,000 shares valued at $232,000 to Orchestra Finance, LLP (“Orchestra”), a company controlled by an officer and director of ours in connection with the acquisition of E-Rail and Belville. Subsequently, we paid $16,000 in cash and issued 49,850 shares of common stock valued at $83,000 to Orchestra for consulting and financing placement fees. Additionally, on March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of April 30, 2006, we reported $90,000 due to Orchestra for consulting and financing placement fees

We paid $342,000 in cash for legal services to a law firm, during the nine months ended April 30, 2006, of which a director of ours is a shareholder. In addition, we reported $49,000 due to this same firm for legal services at April 30, 2006.

We acquired software and assumed the corresponding lease of $27,000 during the nine months ended April 30, 2006 from an entity controlled by a former officer of one of our subsidiaries.

Prior to the acquisition of E-Rail, E-Rail purchased 220 open top containers for $550,000 consisting of $130,000 cash and a finance obligation of $420,000 to The Corona Group. The proprietor of The Corona Group was a business associate of a former officer of one of our subsidiaries and such proprietor is a shareholder of ours. We assumed the remaining finance obligation totaling $369,000 in connection with the acquisition of E-Rail. On April 26, 2006, The Corona Group agreed to reacquire the 220 open top containers and extinguish the remaining obligation that was assumed by E-Rail.

We also reimburse officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with our expense reimbursement policy.

Note 7 – Contingencies and Commitments

Legal Proceedings

On or about February 3, 2006, we were sued by Starbank Group, LLC (“Starbank’) in connection with assets we acquired as part of our acquisition of E-Rail. This case was pending in The Supreme Court of the State of New York, County of New York, pursuant to a complaint filed on January 24, 2006. The parties to the case include Starbank, Chartwell, E-Rail, Rail Waste Holdings, LLC (“RWH”), Imre Eszenyi, Andrew Kaufman, Richard Kessler and Christopher Davino. Starbank alleges that we induced Kaufman, Kessler and Davino to fraudulently sell assets of RWH to us through our E-Rail Acquisition. Further, Starbank claims we intentionally interfered with an alleged employment relationship between Kaufman, Kessler, Davino and RWH. Starbank was seeking damages in excess of $1,000,000. On March 15, 2006, all parties settled the lawsuit whereby Chartwell paid the sum of $485,000 to Starbank and the selling shareholders of E-Rail agreed to a reduction in the purchase price to Chartwell for the E-Rail acquisition (see Note 3).

Note 8 - Subsequent Events

On May 11, 2006, we changed our fiscal year-end from July 31 to June 30. The first reporting period that will be reported with a June year-end will be the period of August 1, 2005 to June 30, 2006.

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

Financial Condition as of April 30, 2006.

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

We reported total current assets of $4,526,000 at April 30, 2006 consisting of cash of $3,953,000, a deposit for the purchase of retrofitted railcars totaling $525,000, and other deposits and other assets totaling $48,000. Total current liabilities reported of $957,000 consisted of trade payables of $332,000 amounts due to related parties of $159,000, and current maturities on long-term notes payable assumed in the acquisition of E-Rail Logistics, Inc. (“E-Rail”) of $466,000. The Company had working capital of $3,569,000 at April 30, 2006.

We reported long-term assets including property and equipment, land, mineral rights and an option on mineral rights totaling $11,763,000 and long term obligations totaling $5,441,000 consisting of convertibles notes payable of $4,507,000 and notes payable assumed as part of our acquisition of E-Rail $934,000.

Stockholders' Equity increased from $9,059,000 at July 31, 2005 to $9,891,000 at April 30, 2006. This increase is primarily due to: 1) 541,875 shares of common stock issued for services and compensation totaling approximately $813,000, 2) 464,364 shares of common stock issued for cash of approximately $850,000, 3) 300,000 shares issued in partial payment of the note receivable of approximately $325,000, and 4) 1,201,981 shares of common stock issued totaling $1,803,000 in connection with the acquisition of E-Rail. These increases were partially offset by net losses of approximately $2,697,000 and the redemption of 300,000 shares of common stock for $275,000.

We are currently a development stage company focused on the natural resources and rail-based transportation industries, including related infrastructures, and evaluate opportunities for expansion within those industries through acquisition or other strategic relationships.

We are currently seeking to initiate operations in rail-based transportation and logistics for commodities and minerals, principally through our recently acquired short-line railroad, the Middletown and New Jersey Railway Company, Inc. The Company believes that with increased gas prices, rail transportation will become a more economically viable alternative for the transportation of commercial product and other materials. Additionally, the increased demand for rail transportation coupled with historical lack of substantial investment of rail transportation infrastructure and the resurgence of government incentives to improve railroad infrastructure will result in substantial growth in rail-based logistics and transloading businesses.

Plan of Operation

Background

We were formed in 1984 and until early 2005 our principal activity consisted of the oversight of investments, principally in College Partnership, Inc. On January 31, 2005, we transferred all assets and liabilities to our then wholly owned subsidiary, Kingsley Capital, Inc. and subsequently transferred all of our Kingsley stock to our then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, in two separate but concurrent transactions, we issued 25,838,433 pre-split shares of our common stock to Imre Eszenyi in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley Capital, and we issued an additional 19,161,567 pre-split shares of our common stock to Imre Eszenyi in a private transaction for $250,000.

Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the natural resources and rail-based transportation industries. Most of our activities during the period from March 3, 2005 to April 30, 2006 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that would allow us to begin operations.

On September 8, 2005, we acquired E-Rail, a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville Mining Company, Inc. (“Belville”) based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in Ohio, a portion of which we intend to permit for certain industrial uses. The property contains coal, clay, limestone and other minerals. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that it is functioning as a direct subsidiary of the Company.

On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson Logistics, Inc. (”Hudson”), a wholly owned subsidiary of the Company.

On April 26, 2006, the Company completed its acquisition of Cranberry Creek Railroad, Inc., a New Jersey corporation including its wholly-owned subsidiary, Middletown & New Jersey Railway Company, Inc. that owns and operates a regional short-line railroad in Middletown, New York (“MNJ”). MNJ owns and operates a regional short-line railroad based out of Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.

Founded in 1947, MNJ, headquarted in Middletown, New York has historically been an integral part of the growth of Orange County. MNJ and its predecessors transported milk, milk products, livestock, feed and coal. As recently as in the mid 1980s, MNJ serviced a chemical and a fertilizer plant on its short-line. The business is currently serving Genpak, a plastic packaging company and Orange & Rockland Utilities.

We have included consolidated pro-forma balance sheets at April 30, 2006 and consolidated pro-forma statements of operations for the three and nine months ended April 30, 2006 to reflect the acquisition of Cranberry Creek as if it had been included in Chartwell’s operations from the beginning of the periods presented. Please refer to Note 3 – Acquisitions.

Cash and Cash Equivalents

As of April 30, 2006, we had cash and cash equivalents of $3,953,000. We anticipate that a substantial portion shall be used as working capital and to execute our acquisition strategy and business plan. As such, we further anticipate that we will have to raise additional capital through asset based lines of credit or additional debt or equity financings to fund our operations and acquisitions during the next 6 to 12 months.

Even though we intend to obtain all the necessary permits to operate on our recently acquired Ohio properties, there are no guarantees that it will be successful. If we are not successful, that may have a material adverse effect on how soon we will be able to generate revenue and cash flow from on-going operations. Additionally, we intend to make infrastructure improvements to MNJ to facilitate the expansion of our rail transportation operations. We have been approved for grants from the New York State Department of Transportation and we are currently requesting additional grants. The level of infrastructure spending is dependent on our success at receiving grants and there is no guarantee as to the level of approved grants that we may ultimately receive. Any such shortfall in projected revenues or limitations of grants may cause us to seek additional financing at an earlier date. There are no assurances that such financing will be available, or be available on terms acceptable to us.

Developments

Bellville Mining Company, Inc.

We plan to apply for all necessary permits to utilize portions of our Ohio properties for certain commercial and industrial uses. This application process could take up to one year for approval. While we intend to aggressively pursue our application, there are no guarantees we will be successful.

Middletown and New Jersey Railroad Company, Inc. (MNJ)

According to the Association of American Railroads (AAR), there are 556 railroads in the United States operating over 140,246 miles of track. The AAR segments U.S. railroads into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $289.4 million in revenues, represent over 92% of total rail revenues. Regional and local railroads operate approximately 42,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local railroads combined account for approximately 8% of total rail revenues.

The following table shows the breakdown of U.S. railroads by classification.

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Track Miles Operated
Class I (1)	7	97,496	Over $289.4 million
Regional (2)	31	15,641	$40.0 to $289.4 million and/or 350 or more miles operated
Local	518	27,109	Less than $40.0 million and less than 350 miles operated
Total	556	140,246

(1) Class 1 railroads include Canadian National Railway (CN), CSX, BNSF, Norfolk Southern (NS), Kansas City Southern Railway Company (KCS), Union Pacific (UP) and Canadian Pacific Railway (CP)

(2) Includes groups of non-contiguous smaller railroads

Source: Association of American Railroads, Railroad Facts, 2005 Edition.

The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980, which deregulated the pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their long-haul core systems, and some of them sold branch lines to smaller and more cost-efficient rail operators willing to commit the resources necessary to meet the needs of the customers located on these lines. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency, and avoid traffic losses associated with rail line abandonment.

Although the acquisition market is competitive in the railroad industry, we believe we will continue to find opportunities to acquire rail properties from Class I railroads, industrial companies, and independent local and regional railroads.

We have begun and are planning to make significant infrastructure improvements to increase traffic on MNJ’s railroad. We anticipate that the infrastructure improvements will allow us to attract new customers and expand the level of service that we provide to existing customers. We plan to partner with local, state and federal government agencies to attract rail-served commerce to the Orange County, New York region where MNJ is located.

We are focusing our business development efforts in intermodal services. Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation, which nearly always include a rail and truck segment.

MNJ is the only rail carrier directly serving customers from their Middletown, New York locations; however, MNJ may compete directly with other modes of transportation, principally truck carriers. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Most of the freight railroads handle is transferred either to or from other railroads prior to reaching its final destination. As a result, to the extent other rail carriers are involved in transporting a shipment, we cannot necessarily control the cost and quality of such service. To the extent highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls, and permissible truck sizes and weights.

The railroad industry in the U.S. is dominated by seven Class I carriers that have substantial market control and negotiating leverage. 100% of our total carloads from Middletown were interchanged with Norfolk Southern Corp. A decision by Norfolk Southern Corp. to cease certain freight movements from Middletown could have a material adverse effect on our operating results, financial condition and liquidity.

Our ability to generate revenue from on-going operations depends significantly on being able to develop properties we own, and properties we may lease. Development of the property and infrastructure for rail transportation will require significant capital expenditures, and effective execution on these developments, and corresponding development of customers with volume, will be essential to our success. Delays in permitting owned or leased properties, delays in infrastructure development, or delays in our ability to create a customer base with volumes needed will significantly impact our working capital and intermediate financing needs.

We purchased rail cars and containers, and through our wholly owned subsidiary, Hudson, we have agreements with intermodal and maintenance facilities to support our operations. We anticipate that we will continue to enter into similar arrangements to facilitate the transportation of commodities and bulk materials.

Critical Accounting Policies

Our Financial Statements are based on the selection and application of significant accounting policies, which require our management to make estimates and assumptions that affect the amounts reported in the Balance Sheets and the Statements of Operations. We believe that the following are the most critical areas that may affect our financial condition and results of operations.

Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock or 1,250,672 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience as well as estimates of future terminations where historical information is limited. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on our dividend history. The stock volatility factor is based on up to the past three years of market prices of our common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the expected life of the option on a straight line basis.

Results of Operations

For the Three Months Ended April 30, 2006

We reported a net loss for the three months ended April 30, 2006 of $1,006,000 or $0.07 per share on a basic and diluted basis. The net loss includes the net loss of our recently acquired subsidiary, MNJ, with operations from February 10, 2006 to April 30, 2006, of $109,000.

Revenue for the three months ended April 30, 2006 of $28,000 consisted primarily of rail transportation income from MNJ.

General and administrative expenses of $862,000 for the three month period ended April 30, 2006 consisted primarily of the following:

•	salaries and employee expenses of $145,000
•	engineering and other consulting services of $106,000
•	equipment freight, storage and maintenance of $135,000
•	rents, utilities and office related expenses of $35,000
•	repairs and maintenance of - $51,000
•	professional fees of $157,000
•	investment and management consulting fees of $115,000
•	travel and entertainment expenses of $43,000
•	depreciation and amortization expense of $21,000.

We incurred net interest expense of $17,000 and finance placement fees of $155,000.

For the Nine months Ended April 30, 2006

We reported a net loss for the nine months ended April 30, 2006 of $2,697,000. The net loss includes approximately seven months of net losses of our subsidiaries, E-Rail, Hudson and Belville, totaling $1,045,000, and the net loss of MNJ, with operations from February 10, 2006 to April 30, 2006, of $109,000.

Revenue for the nine months ended April 30, 2006 of $28,000 consisted primarily of rail transportation income from MNJ.

General and administrative expenses of $2,508,000 for the nine months ended April 30, 2006 consisted primarily of the following:

•	salaries and employee expenses of $455,000
•	engineering and other consulting services of $142,000
•	equipment freight, storage and maintenance of $162,000
•	rents, utilities and office related expenses of $91,000
•	repairs and maintenance of $51,000
•	professional fees of $1,007,000
•	investment and management consulting fees of $356,000
•	travel and entertainment expenses of $93,000
•	depreciation and amortization expense of $35,000.

Professional fees and investment and management consulting fees include $775,000 from the issuance of 516,875 shares of common stock in the aggregate to our board members for their service on the board, and to advisors in connection with assistance and advice on financing and acquisitions.

We incurred net interest expense of $30,000, finance placement fees of $222,000, and we recorded a gain of $35,000 on the settlement of a note receivable.

Period from Inception on March 3, 2005 to April 30, 2006

We have incurred losses in each period since inception and have an accumulated deficit of $3,670,000 at April 30, 2006. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in a development stage.

Liquidity and Capital Resources

Cash decreased by $3,733,000 for the nine months ended April 30, 2006 from $7,686,000 to $3,953,000.

We reported cash flow used in operations of $856,000 consisting primarily of our net loss of $2,697,000 partially offset by common stock issued for services of $813,000, the application of $900,000 of prepaid deposits primarily related to railcars delivered and accepted, and an increase of $153,000 in accounts payable and accrued liabilities including amounts due to related parties.

Cash used in investing activities consisting primarily of the purchase of property and equipment of $2,951,000, primarily railcars and related equipment, and net cash paid for the acquisition of our subsidiaries totaling $4,597,000.

Cash provided by financing activities consisted of the proceeds from convertible notes payable of $4,008,000, the issuance of common stock of $850,000 and the collection of notes receivable of $635,000 partially offset by $275,000 of cash paid for the purchase of a note receivable, the redemption of 300,000 common shares for $275,000 and principal payments on notes payable of $251,000.

Our long-term debt includes approximately $466,000 of principal payments and $375,000 in accrued interest expenses that are due within the next year. The potential impact of servicing our long-term debt on short-term liquidity may be a reduction in cash available for contemplated infrastructure improvements and potential acquisitions. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.

Related Party Transactions

We issued 155,000 shares valued at $232,000 to Orchestra Finance, LLP (“Orchestra”), a company controlled by an officer and director of ours in connection with the acquisition of E-Rail and Belville. Subsequently, we paid $16,000 in cash and issued 49,850 shares of common stock valued at $83,000 to Orchestra for consulting and financing placement fees. Additionally, on March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of April 30, 2006, we reported $90,000 due to Orchestra for consulting and financing placement fees

We paid $342,000 in cash for legal services to a law firm, during the nine months ended April 30, 2006, of which an officer and director of ours is a shareholder. In addition, we reported $49,000 due to this same firm for legal services at April 30, 2006.

We acquired software and assumed the corresponding lease of $27,000 during the nine months ended April 30, 2006 from an entity controlled by a former officer of one of our subsidiaries.

Prior to the acquisition of E-Rail, E-Rail purchased 220 open top containers for $550,000 consisting of $130,000 cash and a finance obligation of $420,000 to The Corona Group. The proprietor of The Corona Group was a business associate of a former officer of one of our subsidiaries and such proprietor is a shareholder of ours. We assumed the remaining finance obligation totaling $369,000 in connection with the acquisition of E-Rail. On April 26, 2006, The Corona Group agreed to reacquire the 220 open top containers and extinguish the remaining obligation that was assumed by E-Rail.

Our management is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for us than could be obtained from unaffiliated third parties.

As a development stage company, we currently have limited operations, principally directed at rail-based transportation and logistics for commodities and other bulk materials.

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

Risks Related to Our Acquisition Strategy and Operations

Recent change of control and discontinued prior operations do not give a historical basis upon which to evaluate our current efforts, and the change in strategic direction has certain inherent risks. We recently experienced a change of control and discontinued all prior activities. As of March 2005, we had no assets and no operations. In addition, our periodic and current reports filed prior to March 2005 will contain information, which will no longer be applicable or relevant to our current and future business operations.

We have changed our business focus and we intend to acquire operations unrelated to past activities, and there are no assurances that management will be successful in acquiring a business or integrating the operations successfully, which would impair our value further. In connection with the recent change of control, we have shifted our focus towards acquisitions. On September 8, 2005, we entered into an Agreement and Plan of Merger with E-Rail Logistics, Inc. ("E-Rail"), pursuant to which we acquired E-Rail, a development stage company. Additionally, on April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. whose principal asset is Middletown and New Jersey Railway Company, Inc. (“MNJ”), a regional railroad. Although the acquisition of these assets is part of our strategic business plan, there can be no assurance that we will be successful in integrating the assets of E-Rail and MNJ as part of us.

We face challenges in attracting and retaining a qualified and experienced management team. Our success will depend largely on our ability to hire and retain qualified individuals to operate our business. Although we are actively pursuing additional personnel to manage MNJ and to replace former executives of E-Rail to utilize its assets following the acquisition and subsequent transfer to our Hudson subsidiary, there is no assurance that we will be successful in attracting qualified individuals. Our failure to attract and retain such personnel could have a material adverse effect on our business and financial condition.

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

Acceptable acquisition targets may not materialize. We expect that a substantial part of our future growth will come from acquiring collection, transfer, maintenance and loading facilities, disposal operations, and short-line railroads. There can be no assurance that we will be able to identify suitable acquisition candidates or, if such candidates are identified, to negotiate their acquisition at prices or on terms and conditions favorable to us. Additionally, we expect continued consolidation in the industry will reduce the number of qualified acquisition candidates. Our failure to implement our acquisition strategy successfully could limit our potential growth.

We may not be able to attract the required capital, through either debt or equity financings, in order to complete strategic acquisitions or make required purchases of capital equipment needed to conduct our operations efficiently, either of which could adversely effect our financial condition and ability to execute on our business plan. We anticipate that any future business acquisitions will be financed through cash from potential operations, borrowings, the issuance of shares of our common stock and/or seller financing. If acquisition candidates are unwilling to accept, or we are unwilling to issue, shares of our common stock as part of the consideration for such acquisitions, we may be required to use more of our available cash resources or debt, to the extent it is available, to fund such acquisitions. To the extent that cash from potential operations and debt are insufficient to fund acquisitions, we will require additional equity and/or debt financing, the terms of which may be unfavorable or unavailable. Additionally, growth through the development or acquisition of new landfills, railroads, transfer stations and other facilities, as well as the ongoing maintenance of such landfills, railroads, transfer stations or other facilities, may require substantial capital expenditures. There can be no assurance that we will have sufficient existing capital resources or be able to raise sufficient additional capital resources on terms satisfactory to us to meet any or all of the foregoing capital requirements. For example, our wholly-owned subsidiary, Middletown and New Jersey Railroad has been approved for a federal railroad improvement grant, however, there are no assurances that we will be successful in receiving such funding if we do not meet certain state and local regulatory requirements.

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

The success of our railroad operations is dependant on our continuing relationships with Class I carriers. The railroad industry in the United States is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Our ability to provide rail service to our customers in North America depends in large part upon our ability to maintain cooperative relationships with Class I carriers with respect to, among other matters, freight rates, car supply, reciprocal switching, interchange and trackage rights. In addition, loss of customers or service interruptions or delays by our Class I interchange partners relating to customers who ship over our track, may decrease our revenue. Because we depend on a Class I railroad, Norfolk Southern Corp. and other connecting carriers for our operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.

Much of the freight transported by railroads moves on railcars supplied by other independent providers. If the number of railcars supplied by such other rail providers is insufficient, or if the cost of obtaining these railcars increases, we might not be able to obtain replacement railcars on favorable terms or at all and shippers may seek alternate forms of transportation.

We may be partially depending on government funding for our existing and future capital projects and track rehabilitation. Government funding for our projects is limited, and there is no guarantee that budget pressure at the federal, state and local level or changing governmental priorities will not eliminate future funding availability. In addition, competition for government funding from other short line railroads, Class I railroads, infrastructure and other companies is significant and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations. We look to utilize the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated or constructed. We believe that the levels of service and maintenance required under the grants are not materially different from those we would otherwise provide. However, we can offer no assurance that government grants will continue to be available or that even if available, our railroads will be able to obtain them.

We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of April 30, 2006, we had indebtedness of $5,907,000 of which $466,000 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.

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

The rail-based transportation, transloading and intermodal logistics businesses are highly competitive, and we will face competition from companies that may be better financed than we are, which could impact our ability to compete for customers and employees. Certain of the markets in which we compete or will likely compete are served by one or more large, national companies, as well as by numerous regional and local companies of varying sizes and resources, some of which have accumulated substantial goodwill. Certain of our competitors may also be better capitalized, have greater name recognition or be able to provide services at a lower cost than us. Our inability to compete with governmental service providers and larger and better capitalized companies could have a material adverse effect on our business, financial condition and results of operations.

We compete directly with other modes of transportation, including motor carriers, ships and barges. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. While we must build or acquire and maintain our rail system, trucks are able to use public roadways. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for motor carriers and barges with respect to size, weight limitations, or other operating restrictions could have a material adverse effect on our results of operations and financial condition.

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

Judicial and administrative proceedings related to our business are routine, and penalties, fines, or remediation orders could materially impact our cash flow or working capital from time-to-time, which could impair our business plan objectives. Companies in the short-line and regional railway industries are frequently subject in the normal course of business to judicial and administrative proceedings involving federal, state or local agencies or citizens' groups. Governmental agencies may seek to impose fines or penalties on us or to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or require us to make expenditures to remediate potential environmental problems relating to waste disposed of or stored by us or our predecessors, or resulting from us or our predecessors' transportation and collection operations. We may also be subject to actions brought by individuals or community groups in connection with the permitting, franchising or licensing of our operations, any alleged violation of such permits, franchises or licenses or other matters. Any adverse outcome in these proceedings could have a material adverse effect on our business, financial condition and results of operations and may subject us to adverse publicity.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

On February 3, 2006, we were sued by Starbank Group, LLC (“Starbank’) in connection with assets we acquired as part of our acquisition of E-Rail Logistics. This case is pending in The Supreme Court of the State of New York, County of New York, pursuant to a complaint filed on January 24, 2006. The parties to the case include Starbank, Chartwell, E-Rail Logistics, Rail Waste Holdings, LLC (“RWH”), Imre Eszenyi, Andrew Kaufman, Richard Kessler and Christopher Davino. Starbank alleges that we induced Kaufman, Kessler and Davino to fraudulently sell assets of RWH to us through our E-Rail Logistics acquisition. Further, Starbank claims that we intentionally interfered with an alleged employment relationship between Kaufman, Kessler, Davino and RWH. Starbank was seeking damages in excess of $1,000,000. On March 15, 2006, all parties settled the lawsuit whereby Chartwell paid the sum of $485,000 to Starbank and the selling shareholders of E-Rail agreed to a reduction in the purchase price to Chartwell for the E-Rail acquisition.

In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by our management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, we issued an aggregate of 25,000 shares of common stock to Mr. Charles Srebnik, one of our directors, for audit committee services performed for the Company. The shares of common stock were issued by the Company in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on February 8, 2006 at 45 West 44th Street, Hotel Sofitel in New York, New York, the shareholders elected the directors of the Company and approved a proposal to adopt the 2006 Equity Incentive Plan.

Votes

Proposal #1 Directors	For	Against	Withheld	Abstention	Broker Non-Votes
Imre Eszenyi	8,499,225	55	-	1,539	-
Charles Srebnik	8,499,225	55	-	1,539	-
David Adams	8,499,225	55	-	1,539	-
Andrew Kaufman	8,315,422	5,611	-	920	178,916

Votes

Proposal #2 Adoption of the 2006 Equity Incentive Plan	For	Against	Withheld	Abstention	Broker Non-Votes
	8,499,225	-	-	1,131	50

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1 (1)	Settlement Agreement with Starbank Group, et al. dated March 15, 2006

10.2 (1)	Settlement Agreement with Rail Waste Holdings, et al. dated March 15, 2006

10.3 (1)	Employment Separation Agreement with Andrew Kaufman dated March 15, 2006

10.4 (1)	Employment Separation Agreement with Richard Kessler dated March 15, 2006

10.5 (1)	Management Advisory Agreement with Orchestra Finance dated March 15, 2006

10.6 (2)	Contract of Sale of Stock with Estate of Pierre T. Rasmussen dated December 30,
2005

10.7 (2)	Asset Purchase Agreement between Belville Mining Company and Estate of Emily Lucy C. Burch dated December 30, 2005

10.8 (3)	Note Purchase Agreement with Chris Gordon dated March 15, 2006

10.9 (3)	Securities Purchase Agreement dated March 15, 2006

10.10 (4)	Contract of Sales of Stock with James S. Wright dated April 26, 2006

10.11 (4)	Note Purchase Agreement with Faisal A Alhegelan dated April 30, 2006

31.1 (2)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant

32 (2)	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Form 8-K dated March 17, 2006
(2)	Incorporated by reference to Form 8-K dated January 6, 2006
(3)	Incorporated by reference to Form 8-K dated March 20, 2006
(4)	Incorporated by reference to Form 8-K dated May 2, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC.

(Registrant)

Date: June 6, 2006	By: /s/ Imre Eszenyi

Imre Eszenyi, Acting President

(Principal Executive Officer) and Chairman of the Board

Date: June 6, 2006	By: /s/ Paul Biberkraut

Paul Biberkraut, Chief Financial and Administrative Officer

(Principal Financial Officer and

Principal Accounting Officer)