Form 10KSB
period 2006-06-30
Chartwell International, Inc.
filed 2006-09-27
CIK 1329184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

☑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from August 1, 2005 to June 30, 2006
Commission File Number 005-59509
CHARTWELL INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)

Nevada	95-3979080
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

177 Madison Avenue. Morristown, New Jersey (Address of Principal Executive Offices)	07960 (Zip Code)
(973) 400-7010
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001
(Title of Class)
Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
Net revenues for eleven months ended June 30, 2006 were $51,000
The aggregate market value of voting stock held by non-affiliates of the registrant was $16,491,000 as of September 25, 2006 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
Number of shares of issuer’s common stock outstanding as of September 25, 2006: 13,896,361
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Overview of Business
     Chartwell International, Inc. (the “Company,” “we,” “us,” “our”) is a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly owned subsidiaries are developing natural resources, rail-based transportation industries and related infrastructures. We are pursuing a growth strategy through successful acquisitions of assets, properties and access rights that can be synergistically combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the natural resources and rail-based transportation industries. Most of our activities during the period from March 3, 2005 to June 30, 2006 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that would allow us to begin operations.
     On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville Mining Company, Inc. (“Belville”) based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in South-Central Ohio, a portion of which land we intend to permit for certain industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that it is functioning as one of our direct subsidiaries.
     On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson Logistics, Inc. (“Hudson”), one of our wholly owned subsidiaries. We surrendered the corporate charter of E-Rail on August 2, 2006.
     On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc., a New Jersey corporation including its wholly owned subsidiary, Middletown & New Jersey Railway Company, Inc. that owns and operates a regional short-line railroad in Middletown, New York (“MNJ”). MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.

     On May 12, 2006, in an effort to further simplify our corporate structure, we assigned all the assets and liabilities of Cranberry Creek to MNJ and began the process to surrender the corporate charter of Cranberry Creek.
     Founded in 1947, MNJ, headquartered in Middletown, New York has historically been an integral part of the growth of Orange County, New York. MNJ and its predecessors transported milk, milk products, livestock, feed and coal. As recently as in the mid 1980s, MNJ serviced a chemical and a fertilizer plant on its short-line. The business is currently serving Genpak, a national plastic packaging company and Orange & Rockland Utilities.
     We have included consolidated pro-forma balance sheets at June 30, 2006 and consolidated pro-forma statements of operations for the eleven months ended June 30, 2006 to reflect the acquisition of Cranberry Creek as if it had been included in our operations from the beginning of the periods presented. Please refer to Note 2 – Acquisitions.
     Dividend and Change of Control
     On March 18, 2005, we issued all the shares of Kingsley Capital, one of our wholly-owned subsidiaries, to our stockholders at that time as a dividend, and transferred certain of its assets and liabilities to Kingsley Capital prior to the dividend, affecting a spin-off of Kingsley Capital as a private corporation (the “Spin-Off”). In consideration for assuming our liabilities, we issued a note payable for $200,000 to Kingsley Capital.
     On March 23, 2005, in two separate but concurrent transactions, Mr. Imre Eszenyi acquired 45,000,000 shares of our common stock in the aggregate pursuant to a Share Purchase Agreement and Subscription Agreement. In the transaction pursuant to the Share Purchase Agreement, Mr. Eszenyi purchased from controlling affiliates of Chartwell 19,161,567 shares of our common stock for $250,000. In addition, pursuant to the Subscription Agreement, Mr. Eszenyi purchased from us 25,838,433 shares of our common stock for $200,000. The $200,000 was used to pay off the note payable granted by us to Kingsley Capital, Inc. as a result of the Spin-Off. On June 27, 2005, we affected a 1 for 10 revenue stock split.
     Following the distribution and change in control, we filed a new Form 10-SB and began reporting with the Securities and Exchange Commission under a new SEC filer number.
Group Structure and Subsidiaries’ Activities
Chartwell International, Inc. Hudson Logistics, Inc. Hudson Logistic Loading, Inc. Belville Mining Company, Inc. Greater Ohio Resources, Inc. Greater Hudson Resources, Inc. Middletown and New Jersey Railway Company, Inc.
Hudson Logistics, Inc. is engaged in rail and truck based logistics for industrial products including solid waste.
Hudson Logistics Loading, Inc. conducts rail transloading services.

Belville Mining Company, Inc. is engaged in land and mineral rights holdings for natural resource and landfill development.
Greater Ohio Resources, Inc. is engaged in mining and landfill development in the Ohio region.
Greater Hudson Resources, Inc. conducts rail based logistics and land development in the Hudson Valley region in New York.
Middletown and New Jersey Railway Company, Inc. is involved in short-line railroad and land development.
Our Industries
Railroads, Line-Haul Operating
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
     MNJ is defined as Local or Class III railroad and currently carries mostly plastic resins.
     The following table shows the breakdown of U.S. railroads by classification.

		Aggregate
		Miles
Classification of Railroads	Number	Operated	Revenues and Track Miles Operated
Class I (1)	7	97,496	Over $289.4 million
Regional (2)	31	15,641	$40.0 to $289.4 million and/or 350 or more miles operated
Local	518	27,109	Less than $40.0 million and less than 350 miles operated
Total	556	140,246

(1)	Class 1 railroads include Canadian National Railway (CN), CSX, BNSF, Norfolk Southern (NS), Kansas City Southern Railway Company (KCS), Union Pacific (UP) and Canadian Pacific Railway (CP)

(2)	Includes groups of non-contiguous smaller railroads Source: Association of American Railroads, Railroad Facts, 2005 Edition.
     The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980, which deregulated the pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their long-haul core systems, and some of them sold branch lines to smaller and more cost-efficient rail operators willing to commit the resources necessary to meet the needs of the customers located on these lines, such as MNJ. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency, and avoid traffic losses associated with rail line abandonment.
     These changes in Class I Railroads and increasing negative impacts on truck transportation are providing significant opportunities for short-line railroads, like the MNJ, to take a rapidly increasing role in moving the many commodities across the country. Railroads are at least three times more fuel efficient than truck, and rail fuel efficiency is continually on the rise. In 1980 U.S. railroads moved a ton of freight an average of 235 miles per gallon of fuel; in 2004 the comparable figure was 410 miles, a 72% increase. If just 10 percent of the freight that moves by highway were to be moved by rail instead, fuel savings would approach one billion gallons per year.
     Movement of commodities by truck is also being adversely affected by two important trends. There currently is a substantial shortage of truck drivers in the U.S., which is expected to continue to increase in the future. Additionally, the high cost of fuel has made trucking more expensive and a less attractive alternative. Also, truck transport is becoming longer as highway congestion continues to steadily increase, especially in high growth areas.
     The role of short line railroads has also become increasingly important as a result of these trends. For example a Transload Industry is developing rapidly in many areas. Similar to an intermodal, a transload facility provides for commodities to be transferred from truck to rail near the origin, and then from rail to truck near the end use. This arrangement makes best use of both modes of transport.
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
     MNJ is the only rail carrier directly serving customers from their Middletown, New York locations; however, MNJ may compete directly with other modes of transportation, principally truck carriers. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Most of the freight railroads handle is transferred either to or from other railroads prior to reaching its final destination. As a result, to the extent other rail carriers are involved in transporting shipment; we cannot necessarily control the cost and quality of such service. To the extent highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls, and permissible truck sizes and weights.
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
Railroads, Line-Haul Operating – Regulatory Issues
     We are subject to various safety and other laws and regulations administered by numerous government agencies, including (1) regulation by the Surface Transportation Board (“STB”), successor to the Interstate Commerce Commission, and the Federal Railroad Administration (“FRA”), (2) labor related statutes including the Railway Labor Act, the Railroad Retirement Act, the Railroad Unemployment Insurance Act, and the Federal Employer’s Liability Act, and (3) some limited regulation by agencies in the states in which we do business.
     The STB, established by the ICC Termination Act of 1995, has jurisdiction over, among other matters, the construction, acquisition, or abandonment of rail lines, the consolidation or merger of railroads, the assumption of control of one railroad by another railroad, the use by one railroad of another railroad’s tracks through lease, joint use or trackage rights, the rates charged for their transportation services, and the service provided by rail carriers.
     As a result of the 1980 Staggers Rail Act, railroads have received considerable rate and market flexibility including the ability to obtain wholesale exemptions from numerous provisions of the Interstate Commerce Act. The Staggers Rail Act allowed the deregulation of all containerized and truck trailer traffic handled by railroads. Requirements for the creation of new short line railroads or the expansion of existing short line railroads were substantially expedited and simplified under the exemption process. On regulated traffic, railroads and shippers are permitted to enter into contracts for rates and provision of transportation services without the need to file tariffs. Moreover, on regulated traffic, the Staggers Rail Act allows railroads considerable freedom to raise or lower rates without objection from captive shippers. While the ICC Termination Act retained maximum rate regulation on traffic over which railroads have exclusive control, the new law relieved railroads from the requirements of filing tariffs and rate contracts with the STB on all traffic other than agricultural products.
     The FRA regulates railroad safety and equipment standards, including track maintenance, handling of hazardous shipments, locomotive and rail car inspection and repair requirements, and operating practices and crew qualifications.
Coal Mining
     Coal is a major contributor to the global energy supply, representing more than 24% of international primary energy consumption, according to the World Coal Institute. The United States produces more than one-fifth of the world’s coal and is the second largest coal producer in the world, exceeded only by China. Coal in the United States represents approximately 95% of the domestic fossil energy reserves with over 250 billion tons of recoverable coal, according to the United States Geological Survey.
     Coal is primarily used to fuel electric power generation in the United States. Based on data from the Energy Information Administration (EIA), coal-based power plants generated approximately 50% of the electricity produced in the United States in 2005. Coal also represents the lowest cost fossil fuel used for electric power generation making it critical to the United States economy.

     Several events occurring in the last couple of years highlighted coal’s relative importance in the United States. Compared to other fuels used for electric power generation, coal is domestically-available, reliable, and can be used in an environmentally-friendly manner. Prices for oil and natural gas in the United States reached record levels in 2006. High oil prices have resulted in renewed interest, not only in adding new coal-based electric power generation, but also in “refining coal” into transportation fuels, such as low-sulfur diesel. According to data from Platts, over 80,000 megawatts of new coal-based generation is now planned in the United States. The majority of the new facilities, as well as retrofits of existing units, are being equipped with emission scrubbing equipment to greatly reduce undesirable emissions. Additionally, government and private sector interest in coal-gasification and coal-to-liquids technologies, which provide environmental improvements, has increased.
     The US coal mining industry includes about 1,000 companies that operate 1,500 mines, with combined annual revenue of $25 billion. Large producers include Peabody Energy, Arch Coal, and Massey Energy. After strong consolidation during the last decade, the ten largest companies hold about 65 percent of the market. The typical company operates a single mine. The size of mines varies considerably, but a large operation produces more than 1 million tons of coal per year.
     Coal is expected to remain the fuel of choice for domestic power generation through 2030, according to the EIA. New technologies intended to lower emissions of sulfur dioxide, nitrous oxides, mercury, and particulates will be introduced into the power generation industry. These advancements will help coal retain its role as a key fuel for electric power generation well into the future.
Coal Mining – Competition
     The coal industry is intensely competitive. We are currently determining the best approach to generate profitable revenue from our coal and other mineral reserves. Substantially all of our potential competitors in coal production are larger, have greater financial resources, have fully developed infrastructures, established customer bases and larger reserve bases than we do. Among the most important competitive factors are coal quality, transportation costs from the mines to the customer and the reliability of supply. The large-scale industry dominators include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy Inc., Foundation Coal Holdings, Inc., International Coal Group, Inc., James River Coal Company, Kennecott Energy Company, Massey Energy Company, Magnum Coal Company and Peabody Energy Corp. There are also a number of smaller producers in the Central Appalachian region with whom we would compete. As the price of domestic coal increases, our competitive landscape may include companies that produce coal from one or more foreign countries, such as Columbia and Venezuela. Additionally, coal competes with other fuels such as petroleum, natural gas, hydropower and nuclear energy for steam and electrical power generation. Over time, costs and other factors, such as safety and environmental consideration, relating to these alternative fuels may affect the overall demand for coal as a fuel.
Coal Mining – Regulatory Issues and Environmental Matters
     Our operations, like operations of other companies engaged in similar businesses, are subject to regulation by federal, state and local authorities on matters such as the discharge of materials into the environment, employee health and safety, mine permits and other licensing requirements, reclamation and restoration activities involving our mining properties, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, air quality standards, protection of wetlands, endangered plant and wildlife protection, limitations on land use, storage of petroleum products and substances that are regarded as hazardous under applicable laws and management of electrical equipment containing polychlorinated biphenyls.
     Additionally, the electric generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers’ ability to use coal and may require us or our customers to significantly change operations or to incur substantial costs.
     While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations including mine closure and reclamation costs, federal and state workers’ compensation benefits, coal leases and other miscellaneous obligations. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.
     The following is a summary of the various federal and state environmental and similar regulations that may have a material impact on our operations:
     Clean Air Act. The federal Clean Air Act and similar state and local laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and emissions control requirements. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions from coal-fired industrial boilers and power plants, which are the largest end-users of our coal. These regulations can take a variety of forms.
     Other proposed initiatives may have an effect upon coal operations. One such proposal is the Bush Administration’s Clear Skies legislation. As proposed, this legislation is designed to reduce emissions of sulfur dioxide, nitrogen oxides, and mercury from power plants. Other so-called mutli-pollutant bills, which would regulate additional air pollutants, have been proposed by various members of Congress. While the details of all of these proposed initiatives vary, there appears to be a movement towards increased regulation of emissions, including carbon dioxide and mercury. If such initiatives were to become law, power plants could choose to shift away from coal as a fuel source to meet these requirements.
     Mine Health and Safety Laws. Stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Safety and Health Act of 1969, impose comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Safety and Health Acts of 1969 and 1977, the Black Lung Act requires payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who dies from this disease. The states in which we operate also have mine safety and health laws. In January 2006, the West Virginia legislature amended its mine safety and health laws to require mine operators to notify emergency response coordinators promptly after serious accidents and provide miners with wireless tracking and communications devices and self-contained self-rescue breathing equipment. Federal legislation has been proposed along the same lines but has not been yet passed, and other states are considering similar laws.
     Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act, which we refer to as SMCRA, establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, we are contractually obligated under the terms of our leases to comply with all laws, including SMCRA and equivalent state and local laws. These obligations include reclaiming and restoring the mined areas by grading, shaping, preparing the soil for seeding and by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan.

     We may also lease some of our coal reserves to third party operators. Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent mine lessees and other third parties could potentially be imputed to other companies that are deemed, according to the regulations, to have “owned” or “controlled” the mine operator. Sanctions against the “owner” or “controller” are quite severe and can include civil penalties, reclamation fees and reclamation costs.
     Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, which we refer to as CERCLA, and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liabilities may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute. Thus, coal mines that we currently own or have previously owned or operated, and sites to which we sent waste materials, may be subject to liability under CERCLA and similar state laws. In particular, we may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination at sites where we own surface rights.
     Mining Permits and Approvals. Mining companies must obtain numerous permits that strictly regulate environmental and health and safety matters in connection with coal mining, some of which have significant bonding requirements. In connection with obtaining these permits and approvals, we may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. Regulations also provide that a mining permit can be refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits. We have applied for an industrial mining permit through our subsidiary, Greater Ohio Resources, Inc. The State of Ohio initially indicated that they would not begin the review process for the approval of such permit until legacy reclamation issues related to Belville were satisfactorily resolved. However, we have had additional discussions with the State and they have indicated that they may begin the review process if we transferred Belville’s mining rights to another entity, which we have done with Greater Ohio Resources. Despite that, there are no assurances that the State will actually begin the review process or if they do begin, that they will approve our permit.
     Regulatory authorities exercise considerable discretion in the timing of permit issuance. Also, private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need for our mining operations may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that may be changed or interpreted in a manner which restricts our ability to conduct our mining operations or to do so profitably.
     In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including us, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. We intend to submit the necessary permit applications several months before we plan to begin mining a new area.

     Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, the activities of mine operators, including us, may be more closely regulated. Legislation and regulations, as well as future interpretations of existing laws, may also require substantial increases in equipment expenditures and operating costs, as well as delays, interruptions or the termination of operations. We cannot predict the possible effect of such regulatory changes.
     Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.
     Endangered Species. The federal Endangered Species Act and counterpart state legislation protects species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species. We do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to mine coal from our properties in accordance with current mining plans.
     Other Environmental Laws. We may be required to comply with numerous other federal, state and local environmental laws in addition to those previously discussed. These additional laws may include, for example, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Toxic Substance Control Act and the Emergency Planning and Community Right-to-Know Act. We believe that we are in substantial compliance with all applicable environmental laws.
Solid Waste Management
     Based on analysts’ reports and industry trade publications, the non-hazardous solid waste services industry generates annual revenue of approximately $46.5 billion, of which approximately 48% is generated by publicly-owned waste companies, 23% is generated by privately-held waste companies, and 29% is generated by municipal and other local governmental authorities. Three companies generate the substantial majority of the publicly-owned companies’ total revenue. However, according to industry data, the domestic non-hazardous waste industry remains highly fragmented as privately-held companies and municipal and other local governmental authorities generate approximately 52% of total industry revenue. In general, growth in the solid waste industry is linked to growth in the overall economy, including the level of new household and business formation.
     The solid waste industry can be divided among collection, transfer and disposal services. The collection and transfer operations of solid waste companies typically have lower margins than disposal service operations. By vertically integrating collection, transfer and disposal operations, operators seek to capture significant waste volumes and improve operating margins.
     There persists an ongoing trend towards consolidation in the solid waste industry that began during the 1990’s that appears to be more economically and geographically focused. One of the primary factors influencing consolidation is increased regulations which caused operating and capital costs to increase significantly. This has resulted in smaller operators being forced out of the industry either through shutting down operations or being acquired by larger, better capitalized companies. In addition, following the amendments to Subtitle D of the regulations of the Resource Conservation and Recovery Act of 1976, industry participants faced more stringent standards for engineering solid waste landfills, requirements for liner systems, leachate collection, treatment and monitoring systems, and gas collection.
     In certain markets, competitive pressures are also forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which they can secure solid waste streams for disposal. Strategies include owning landfills, establishing strategic relationships to secure access to landfills, and negotiating lower fees by securing long-term contracts with higher volumes. In other markets, competitors control regions through franchises and municipal contracts that are often sole-sourced.
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
     Landfills are the main depositories for solid waste in North America. Solid waste landfills are built and operated on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained to meet federal, state or provincial, and local regulations. The operation and closure of a solid waste landfill includes excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other inert material and constructing final capping of the landfill. These operations are carefully planned to maintain sanitary conditions, to maximize the use of the airspace and to prepare the site so it can ultimately be used for other purposes.
     In order to construct, expand and operate a landfill, one or more construction or operating permits, as well as zoning and land use approvals, must be obtained. These are difficult and time-consuming to obtain, are often opposed by neighboring landowners and citizens’ groups, may be subject to periodic renewal and are subject to modification and revocation by the issuing agency. In connection with our development of a landfill or acquisition of existing landfills, it may be necessary for us to expand considerable time, effort and money to bring the acquired facilities into compliance with applicable requirements and to obtain the permits and approvals necessary to increase their capacity.
     All solid waste management companies must have access to a disposal facility, such as a solid waste landfill. We believe, over time it would be preferable to develop and use disposal facilities that we own or operate rather than using third party disposal facilities. It would allow us to realize higher consolidated margins and stronger operating cash flows on the long run. The fees charged at disposal facilities, which are referred to as tipping fees, are based on several factors, including competition and the type and weight or volume of solid waste deposited.
     Transfer stations: A transfer station is a facility where solid waste: municipal solid waste and construction and demolition debris, collected by third-party vehicles is consolidated and then transferred to and compacted in large, specially constructed railcars for transportation to disposal facilities. As increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will continue to be used as an efficient means to transport waste over longer distances to available landfills. Access to transfer stations is often critical to third party haulers who do not operate their own disposal facilities in close proximity to their collection operations. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste transferred, the distance to the disposal site and general market factors.
Solid Waste Management – Competition
     The solid waste services industry is highly competitive and with recent consolidation in the industry, several large companies have emerged as the leaders, including Allied Waste Industries, Inc.,

Republic Services, Inc., Waste Connections, Inc. and Waste Management, Inc. On a regional basis, there are several publicly-held and privately-owned companies and thousands of small operators. In addition, we would compete directly with companies that transport waste via truck, barge, and any other method of transportation outside of rail, alternative disposal facilities like incinerators, and municipalities, districts and counties that have their own waste disposal sites and transportation network.
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
     We operate in a highly competitive industry. Entry into our business and the ability to operate profitably in the industry requires substantial amounts of capital and managerial experience.
     Competition in the non-hazardous solid waste industry comes from a few large, national publicly-owned companies, including Waste Management and Allied Waste Industries, several regional publicly- and privately-owned solid waste companies, and thousands of small privately-owned companies. Some of our competitors have significantly larger operations, and may have significantly greater financial resources, than we do.
     In the market in which we intend to own or operate a landfill, we compete for landfill business on the basis of disposal costs, geographical location and quality of operations. Our ability to obtain landfill business may be limited by the fact that some major collection companies also own or operate landfills nearby. There also has been an increasing trend at the state and local levels to mandate waste reduction at the source and to prohibit the disposal of certain types of waste, such as yard waste, at landfills. This may result in the volume of waste going to landfills being reduced in certain areas, which may affect our ability to operate our landfills at their full capacity and/or affect the prices that we can charge for landfill disposal services. In addition, most of the states in which we intend to originate waste from have adopted plans or requirements that set goals for specified percentages of certain solid waste items to be recycled.
Solid Waste Management – Regulatory Issues and Environmental Matters
     The solid waste industry, including landfills, waste transportation, transfer stations, vehicle maintenance facilities, loading and unloading facilities and fueling facilities are subject to extensive regulatory control at the federal, state and county levels.
     Clean Air Act.
     Comprehensive Environmental Response, Compensation, and Liability Act.
     Federal Water Pollution Control Act. The Federal Water Pollution Control Act of 1972 or the Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites and transfer stations, into the waters of the United States. Any violations of the Clean Water Act would require applying for and obtaining a discharge permit, conducting sampling and monitoring, and under certain circumstances, to reduce the level of pollutants.
     Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act of 1976, or the RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to enact programs to ensure the safe handling and disposal of solid waste. Waste classified as hazardous are subject to much more stringent regulations than waste classified as non-

hazardous. RCRA requires registration, compliance, reporting and corrective action, amongst others. In 1991, the Environmental Protection Agency adopted the Subtitle D Regulations governing solid waste landfills. These include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. Each state is responsible for enacting regulations and standards promulgated by the EPA, which may be more stringent than that required under the Subtitle D Regulations.
Our Strategy
     Our focus is primarily on regional short-line rail transportation of commodities, aggregates and other materials including non-hazardous solid waste. At the same time, we are in the early stages of assessing alternatives to utilize our existing coal, quarry limestone and clay resources. We also anticipate acquiring additional natural resources and expanding our operations through various entitlements for mining activities and industrial commercial uses.
     In the near term our efforts will center on the Northeast and South Central Ohio. Medium to longer term activities are expected to also focus on what we believe are high growth areas of the U.S.
     During our first year of planned operations, we acquired non-income producing assets and properties at what we believe to be reasonable prices that are substantially below their intrinsic values and replacement costs, with a view toward developing and monetizing these assets for future revenue and profitability.
     We are now focused on identifying synergistic acquisition opportunities that are revenue and cash flow-based. These potential acquisitions may include another short-line railroad, other rail-based logistics businesses or additional natural resources.
     In the medium and long-term, we plan to own or lease permitted landfill disposal facilities in the Northeast and Mid-West to process solid waste transported via rail from the Northeast. Our fees will be based on the volume and type of waste that is processed. While we will work diligently to obtain all necessary permits to operate a waste disposal landfill, there are no assurances that we will be successful and any such shortcoming could have a material adverse effect on our operations and the value of assets acquired. During the past three decades, the waste management industry has experienced periods of substantial consolidation activity, however it remains extremely fragmented, which, we believe, create opportunities for our acquisition based growth strategy.
     We are committed to the growth of our businesses through investment in existing operations and acquisition of additional companies that complement our overall transportation services offering, such as transload facilities and transfer stations. We are beginning to develop relationships with potential partners interested in expanding their transportation and natural resources contract revenue sources.
     We are also developing ways to maximize the value of our holdings through entitlement of our own properties, where appropriate and to assist neighboring landowners with developments that will add to our services. While such entitlements may take a year or longer, when zoned and permitted properly, these properties should present us with numerous opportunities for revenue growth through operational performance and the development of properties for sale or lease to other businesses.
     Our ability to execute our strategy as outlined above is dependent on several factors including but not limited to: (i) our success in developing revenue, profitability and cash flow from our existing assets; (ii) additional financing for capital expenditures, acquisitions and working capital either in the form of equity or debt with terms and conditions that would be acceptable to us; (iii) identifying potential acquisitions of either assets or operational companies with prices, terms and conditions acceptable to us;

(iv) the development of successful strategic alliances or partnerships; and (v) the extent and associated efforts and costs of federal, state and local regulations in each of the industries in which we currently or plan to operate in. There are no assurances that we will be successful in implementing our strategy as any negative result of one of the factors alone or in combination could have a material adverse effect on our business.
Subsequent Event
     On August 29, 2006, our wholly owned subsidiaries, Hudson Logistics, Inc. (“Hudson”) and Hudson Logistics Loading, Inc. (“HLL”) completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with Greenwood Lake Railway Company, Inc. One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,367,000 and agreed to either payoff or assume certain equipment leases.
     We acquired the Capacity and Loading agreements as part of our strategy to offer rail-based solid waste disposal services. Our initial plans for this location are to operate as a transload facility to attract truckers hauling construction and demolition debris to our site, where we will load the debris onto railway cars and ship the debris to landfill sites in Ohio. Our long-term strategy is to eventually ship the debris on our own railway cars to landfill sites that we hope to develop on our property in southeastern Ohio.
Customers
     As of June 30, 2006, we had two customers in our MNJ unit. We have recently begun marketing activities, and we are continuing to acquire equipment and develop strategic relationships to increase our customer base and revenue.
Dividends
     We have not, and currently do not intend to, pay dividends. Any change in this current intention is in the discretion of the Board of Directors.
Employees
     As of June 30, 2006, we had 6 full time employees. We also utilize temporary contract labor throughout the year to address business and administrative needs. In March 2006 we entered into a consulting agreement with Entitlement Solutions, Inc. whereby Entitlement Solutions, Inc. provides us with an Interim General Manager, Dr. Richard Ellison.
     None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We do not expect any significant disruption in our business in our fiscal year ending June 30, 2007 as a result of labor negotiations, employee strikes or organizational efforts.
Factors, Risks and Uncertainties That May Affect our Business
     With the exception of historical facts stated herein, the matters discussed in this report on Form 10-KSB are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Chartwell International, Inc. and its subsidiaries, (the “Company,” “we,” “us” or

“our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.
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
     Our short financial history contributes to the risk inherent of an investment in our capital stock. In addition, we are still in the process of implementing certain systems and controls. Failure to do so on a timely basis could have adverse results on our operations.
     We have changed our business focus and we intend to acquire operations unrelated to past activities, and there are no assurances that management will be successful in acquiring a business or integrating the operations successfully, which would impair our value further. In connection with the recent change of control, we have shifted our focus towards acquisitions. On September 8, 2005, we entered into an Agreement and Plan of Merger with E-Rail Logistics, Inc. (“E-Rail”), pursuant to which we acquired E-Rail, a development stage company. Additionally, on April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. whose principal asset is Middletown and New Jersey Railway Company, Inc. (“MNJ”), a regional railroad. Although the acquisition of these assets is part of our strategic business plan, there can be no assurance that we will be successful in integrating the assets of E-Rail and MNJ as part of us.
     We may be unable to execute our acquisition growth strategy. Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. In short, we cannot assure you that: desirable acquisition candidates exist or will be identified, we will be able to acquire any of the candidates identified, we will effectively consolidate companies which are acquired and fully or timely realize the expected cost savings, economies of scale or business efficiencies, or any acquisitions will be profitable or accretive to our earnings.
     We face challenges in attracting and retaining a qualified and experienced management team. Our success will depend largely on our ability to hire and retain qualified individuals to operate our business including, our directors, senior management and other key personnel. The loss of the services of any of these key personnel could have a material adverse effect on our business and financial results. Although we are actively pursuing additional personnel to manage MNJ and to replace former executives of E-Rail to utilize its assets following the acquisition and subsequent transfer to our Hudson subsidiary, there is no assurance that we will be successful in attracting qualified individuals. Our failure to attract and retain qualified personnel could have a material adverse effect on our business and financial condition.

     Integration of proposed acquisitions poses certain risks, and we do not currently have historical experience upon which to base an evaluation of the future prospects of success. We have only a limited operating history upon which to base an evaluation of our business and our prospects. There can be no assurance that our recently assembled senior management team will be able to manage the business successfully and implement our operating and growth strategies effectively. Our effective integration of acquired businesses into our organization and operations is and will continue to be important to our growth and future financial performance. A part of our strategy is to achieve economies of scale and operating efficiencies by increasing our size through acquisitions. These goals may not be achieved even if we effectively combine the operations of acquired businesses with our existing operations due to factors beyond our control, such as market position or customer base. Because of our limited operating history, there can be no assurance that our recently assembled senior management team will succeed in integrating our future acquisitions. Any difficulties we encounter in the integration process could have a material adverse effect on our business, financial condition and results of operations.
     Additional factors may negatively impact our acquisition growth strategy. Our acquisition strategy may require spending significant amounts of capital. If we are unable to obtain additional needed financing on acceptable terms, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. The intense competition among our competitors pursuing the same acquisition candidates may increase purchase prices for solid waste businesses or short-line railroads and increase our capital requirements and/or prevent us from acquiring certain acquisition candidates. If any of the aforementioned factors force us to alter our growth strategy, our financial condition, results of operations and growth prospects could be adversely affected.
     We may not be able to attract the required capital, through either debt or equity financings, in order to complete strategic acquisitions or make required purchases of capital equipment needed to conduct our operations efficiently, either of which could adversely effect our financial condition and ability to execute on our business plan. We anticipate that any future business acquisitions will be financed through cash from potential operations, borrowings, the issuance of shares of our common stock and/or seller financing. If acquisition candidates are unwilling to accept, or we are unwilling to issue, shares of our common stock as part of the consideration for such acquisitions, we may be required to use more of our available cash resources or debt, to the extent it is available, to fund such acquisitions. To the extent that cash from potential operations and debt are insufficient to fund acquisitions, we will require additional equity and/or debt financing, the terms of which may be unfavorable or unavailable. Additionally, growth through the development or acquisition of new landfills, railroads, transfer stations and other facilities, as well as the ongoing maintenance of such landfills, railroads, transfer stations or other facilities, may require substantial capital expenditures. There can be no assurance that we will have sufficient existing capital resources or be able to raise sufficient additional capital resources on terms satisfactory to us to meet any or all of the foregoing capital requirements. For example, our wholly-owned subsidiary, Middletown and New Jersey Railroad has been approved for a federal railroad improvement grant; however, there are no assurances that we will be successful in receiving such funding if we do not meet certain state and local regulatory requirements.
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
     The success of our railroad operations is dependant on our continuing relationships with Class I carriers. The railroad industry in the United States is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Our ability to provide rail service to our customers in North America depends in large part upon our ability to maintain cooperative relationships with Class I carriers with respect to, among other matters, freight rates, car supply, reciprocal switching, and interchange and trackage rights. In addition, loss of customers or service interruptions or delays by our Class I interchange partners relating to customers who ship over our track, may decrease our revenue. Because we depend on a Class I railroad, Norfolk Southern Corp. and other connecting carriers for our operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
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
     Our mining operations are inherently subject to conditions that could affect levels of production and production costs at particular mines for varying lengths of time and could reduce our profitability. Our planned coal mining operations are subject to conditions or events beyond our control that could disrupt operations, affect production and increase the cost of mining for varying lengths of time and negatively affect our profitability. These conditions or events include, (i) unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our capital equipment that we would use to remove the soil that overlies coal deposits; (ii) geological conditions, such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; (iii) unexpected delays and difficulties in acquiring, maintaining or renewing necessary permits or mining or surface rights; (iv) unavailability of mining equipment and supplies and increases in the price of mining equipment and supplies; (v) shortage of qualified labor and a significant rise in labor costs; (vi) fluctuations in the cost of industrial supplies, including steel-based supplies, natural gas, diesel fuel and oil; (vii) unexpected or accidental surface subsidence from underground mining; (viii) accidental mine water discharges, fires, explosions or similar mining accidents; (ix) regulatory issues involving the plugging of and mining through oil and gas wells that penetrate the coal seams we mine; and (x) adverse weather conditions and natural disasters, such as heavy rains and flooding. If any of these conditions or events occur in the future at any of our mining complexes, our cost of mining and any delay or halt of production either permanently or for varying lengths of time could adversely affect our operating results.
     We have reclamation obligations and if we are required to honor reclamation obligations that have been assumed by previous mine operators, we could be required to expend greater amounts than we currently anticipate, which could affect our profitability in future periods. We are responsible under federal and state regulations for the ultimate reclamation of the mines we operate. In some cases, the previous mine operators have assumed these liabilities by contract and have posted bonds or have funded escrows to secure their obligations. We estimate our future liabilities for reclamation and other mine-closing costs from time to time based on a variety of assumptions. If our assumptions are incorrect, we could be required in future periods to spend more on reclamation and mine-closing activities than we currently estimate, which could harm our profitability. Likewise, if previous mine operators default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation, which would also increase our costs and reduce our profitability.
     Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs. We conduct some of our mining operations on properties that we lease. A title defect or the loss of any lease could adversely affect our ability to mine the associated reserves. Because title to most of our leased properties and mineral rights is not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property, our right to mine some of our reserves may, in the future, be adversely affected if defects in title or boundaries exist. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to, incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.
     Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. We use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of minerals to be mined and processed, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of exploration before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.
     We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of June 30, 2006, we had indebtedness of $5,867,000 of which $310,000 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.
     Regulatory approval to develop or expand our landfills and transfer stations may be delayed or denied. Our plans include developing new landfills and transfer stations, as well as expanding the disposal and transfer capacities of certain landfills and transfer stations, respectively. Various parties, including citizens’ groups and local politicians, sometimes challenge these projects. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities and expanding existing facilities.
     Seasonal changes may adversely affect our businesses and operations. Our operations may be adversely affected by periods of inclement weather which could increase or decrease the volume of waste collected, delay the transportation and disposal of waste, reduce the volume of waste delivered to our disposal sites, or delay the construction or expansion of our landfill sites and other facilities.
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
     Rising fuel costs could adversely affect our business. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices could significantly increase our operating costs. During 2006, we offset a portion of higher fuel costs through our participation in Class I carriers’ fuel surcharge programs. However, to the extent that we are unable to maintain and expand the existing fuel surcharge program, increases in fuel prices could have an adverse effect on our operating results, financial condition or liquidity.
     As part of our railroad operations, we may transport hazardous materials. We are required to transport hazardous materials to the extent of our common carrier obligation. An accidental release of hazardous materials could result in significant loss of life and extensive property damage. The associated costs could have an adverse effect on our operating results, financial condition or liquidity.
     Increased consolidation and competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices. During the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. According to the NMA, in 1994, the top ten coal producers accounted for approximately 45% of total domestic coal production. By 2004, however, the top ten coal producers’ share had increased to approximately 69% of total domestic coal production, according to the NMA. Consequently, some of our competitors in the domestic coal industry are major coal producers who have greater financial resources than we do. The intense competition among coal producers may impact our ability to retain or attract customers and may, therefore, adversely affect our future revenue and profitability. Recent increases in coal prices could encourage the development of expanded coal producing capacity in the United States. Any resulting overcapacity from existing or new competitors could reduce coal prices and, therefore, our revenue.

     We may be unable to obtain and renew permits necessary for our operations, which would reduce our production, cash flow and profitability. Mining companies must obtain numerous permits that strictly regulate environmental and health and safety matters in connection with mining, including permits issued by various federal and state agencies and regulatory bodies. We believe that we are in the process of obtaining the necessary permits to mine our developed reserves at our mining complexes. However, as we commence mining our undeveloped reserves, we will need to apply for and obtain the required permits. The permitting rules are complex and change frequently, making our ability to comply with the applicable requirements more difficult or even impossible, thereby precluding continuing or future mining operations. Private individuals and the public at large have certain rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need for our mining operations may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that may be changed or interpreted in a manner which restricts our ability to conduct our mining operations or to do so profitably. An inability to conduct our mining operations pursuant to applicable permits would reduce our production, cash flow and profitability.
     Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities to us. Our operations will potentially use hazardous materials and generate limited quantities of hazardous wastes from time to time. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and clean up of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share. We are not subject to material claims arising out of contamination at our facilities or other locations, but may incur such liabilities in the future. Unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect us.
     Our inability to maintain landfill permits and licenses could adversely affect financial resources or require significant expenditures to comply with the regulations, either of which could materially affect gross margins and cash flow from operations. If we implement our strategy for landfill ownership and operation, it will be necessary to obtain and maintain in effect one or more licenses or permits, as well as zoning, environmental and/or other land use approvals. These licenses or permits and approvals are difficult and time-consuming to obtain and renew and are frequently subject to opposition by various elected officials or citizens’ groups, whose positions may change in the future in ways that may adversely effect continuing operations or materially affect the cost of operations. The design, operation and closure of landfills are extensively regulated. These regulations include, among others, the Subtitle D Regulations. Failure to comply with these regulations could require us to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at costs that may be substantial. The failure of regulatory agencies to enforce these regulations vigorously or consistently may give an advantage to our competitors whose facilities do not comply with the Subtitle D Regulations or their state counterparts. Our financial obligations arising from any failure to comply with these regulations could have a material adverse effect on our business, financial condition and results of operations.
     Judicial and administrative proceedings related to our business are routine, and penalties, fines, or remediation orders could materially impact our cash flow or working capital from time-to-time, which could impair our business plan objectives. Companies in the short-line and regional rail are frequently subject in the normal course of business to judicial and administrative proceedings involving federal, state or local agencies or citizens’ groups. Governmental agencies may seek to impose fines or penalties on us or to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or require us to make expenditures to remediate potential environmental problems relating to waste disposed of or stored by us or our predecessors, or resulting from us or our predecessors’ transportation and collection operations. We may also be subject to actions brought by individuals or community groups in connection with the permitting, franchising or licensing of our operations, any alleged violation of such permits, franchises or licenses or other matters. Any adverse outcome in these proceedings could have a material adverse effect on our business, financial condition and results of operations and may subject us to adverse publicity.
     We may be subject to liability for any environmental damage that our solid waste facilities may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, which could materially impact our cash flow in any given period. Our potential liability includes damage resulting from conditions existing prior to the acquisition of such facilities by us. We may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by us or our predecessors. Any substantial liability for environmental damage incurred by us could have a material adverse effect on our business, financial condition and results of operations. Further, CERCLA imposes joint and several strict liabilities on the present owners and operators of facilities from which a release of hazardous substances into the environment has occurred, as well as any party that owned or operated the facility at the time of disposal of the hazardous substances, regardless of when the hazardous substance was first detected. CERCLA defines the term “hazardous substances” very broadly to include more than 700 substances that are specified under RCRA, have specific hazardous characteristics defined under RCRA or are regulated under any of several other statutes. Similar liability is imposed on the generators of waste that contains hazardous substances and on hazardous substance transporters that select the treatment, storage or disposal site. All such persons, who are referred to as potentially responsible parties, generally are jointly and severally strictly liable for the expense of waste site investigation, waste site cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with all relevant laws and regulations. These costs can be very substantial. Furthermore, such liability can be based on the existence of even very small amounts of hazardous substances; unlike most of the other statutes that regulate hazardous substances, CERCLA does not require any minimum volume or concentration of a hazardous substance to be present before imposing liability. It is likely that hazardous substances have in the past come to be located in landfills with which we are or will become associated. If any of our sites or operations ever experiences environmental problems, we could be subject to substantial liability, which could have a material adverse effect on our business, financial condition and results of operations. As such we carry a broad range of insurance coverage, including, general liability, real and personal property, directors’ and officers’ liability and other coverages we believe are customary in the industries we operate. However, there is no assurance that the level of insurance coverage we have procured is sufficient to protect us against all liabilities.
     Various states have enacted, or are considering enacting, laws that restrict the disposal, within the state, of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance was unconstitutional. However, other courts have refused to apply the Supreme Court precedent in various circumstances. In addition, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. These congressional efforts have to date been unsuccessful. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, the adoption of legislation affecting interstate transportation of waste at the state level, or the courts’ interpretation or validation of flow control legislation could adversely affect our solid waste management services.
     Downturns in the U.S. economy have had and may have an adverse impact on our industries and hence our operating results. A weak economy generally results in decreases in the volumes of waste generated, energy consumed, goods transported. In the past, weakness in the U.S. economy has had a negative effect on operating results in our industries, including decreases in revenues and operating cash flows. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover. There can be no assurance that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results. Additionally, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results.
ITEM 2 — DESCRIPTION OF PROPERTY
     Land and Leaseholds
     We currently occupy approximately 2,187 square feet of leased office space located at 177 Madison Avenue, 2nd Floor, Morristown, New Jersey 07960. Our Morristown offices serve as our executive and administrative headquarters. The lease expires on August 26, 2009. The monthly rental rate is $4,647. We believe that this facility is adequate for our needs in the near future.
     We currently lease approximately 10 acres of land including a warehouse along with rail spurs and sidings in Louisville, Stark County, Ohio that we are planning to use as a transload facility in support of our rail-based logistic operations. The lease expires on November 30, 2009 with a monthly rental rate of $5,000.
     As part of our acquisition of MNJ, we acquired approximately 140 acres of mostly undeveloped industrial zoned land along or adjacent to the corridor of approximately 14.6 miles of railroad track (approximately 2 miles of the track is in usable condition) in Orange County, New York.
     Mineral Land Rights
     As of June 30, 2006, and as part of our Belville acquisition, we owned or controlled primarily through long-term leases approximately 9,600 acres of coal, limestone and clay land in southern Ohio. 1,500 acres of those properties are encumbered by mortgage liens held by certain creditors of Belville associated with promissory notes issued by Belville to such creditors. The following map illustrates the location of mineral rights we own or control.

     Our Reserves
     As of June 30, 2006, our proven and probable mineral reserves are located on Jackson, Scioto and Lawrence counties in the south east corner of the state of Ohio on approximately 1,600 acres of land that we own. We have additional mining rights to approximately 8,000 acres of land that we have not yet gathered enough data to determine the extent, if any, of proven or probable mineral reserves. Most of these relate to underground mining rights in the Wayne National Forest. We estimate that we own approximately 6.26 millions tons of non-permitted proven and probable recoverable reserves of coal, approximately 8.65 millions tons of non-permitted proven and probable recoverable reserves of limestone, and approximately 3.73 millions tons of non-permitted proven and probable recoverable reserves of clay. Recoverable reserves include only saleable minerals and do not include mineral which would remain unextracted, such as support pillars and processing losses. Reserve estimates are prepared by engineers and geologists we contract and they are reviewed and updated periodically.
     The following table reflects our estimated unassigned recoverable mineral reserves as of June 30, 2006:
Total Unassigned Reserves (tonnage in millions)

	Total					Sulfur			As
	Unassigned					Content			Received
	Recoverable			Mining		(lbs/million			BTU/lb
	Reserves (2)			Method		BTUs)			(1)
Mineral	Proven	Probable	Total	Surface	Underground	< 1.2	1.2 - 2.5	>2.5
Coal	4.095	2.165	6.26	6.26			0.835	5.425	11,000

Clay	3.05	0.68	3.73	3.73		n/a	n/a	n/a	n/a

Limestone	5.89	2.76	8.65	8.65		n/a	n/a	n/a	n/a

(1)	As received BTU/lb. includes the weight of moisture in the coal on an as sold basis.

These were calculated by averaging the values obtained from the drill holes.

(2)	Unassigned reserves will require significant capital expenditure to mine the reserves.

As of June 30, 2006, approximately 100% of our estimated proven and probable mineral reserves were held in fee simple.
     Title to mineral properties held by lessors or grantors to us and our subsidiaries and the boundaries of properties are normally verified at the time of leasing or acquisition. However, consistent with industry practices, title and boundaries are not completely verified until such time as our independent operating subsidiaries prepare to mine such reserves. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine such reserves could be adversely affected.
     We must obtain permits from applicable state regulatory authorities before we begin to mine particular reserves. Applications for permits require extensive engineering and data analysis and presentation, and must address a variety of environmental, health and safety matters associated with a proposed mining operation. These matters include the manner and sequencing of mineral extraction, the storage, use and disposal of waste and other substances and other impacts on the environment, the construction of overburden fills and water containment areas, and reclamation of the area after coal extraction. We are required to post bonds to secure performance under our permits. Regulatory authorities have considerable discretion in the timing of permit issuance and the public has rights to comment on and otherwise engage in the permitting process, including through intervention in the courts.
     Our reported mineral reserves are those that could be economically and legally extracted or produced at the time of their determination. Proven reserves are those reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are those for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Except as described elsewhere in this document with respect to permits to conduct mining operations, we are not currently aware of matters which would significantly hinder our ability to obtain future mining permits or governmental approvals with respect to our reserves.
Southern Ohio Mine
     Belville Mining Company, Inc., owned by the Belville family began development of the Southern Ohio Mine in 1960, in Aid and Symmes Townships in Lawrence County, Jackson County and Washington Township in Lawrence County, Ohio. The Southern Ohio Mine has been in continuous operation since 1960 consisting of mining coal, limestone and clay up until 1998. We estimate that approximately 3.77 million tons of coal; 25,000 tons of clay; and 433,000 tons of limestone were extracted from the Southern Ohio Mine. We acquired the stock of Belville in September 2005 and leased all the rights to mine coal, clay and limestone to our wholly owned subsidiary, Greater Ohio Resources, Inc.
     After the cessation of active mining operations in 1998, Belville either sold or disposed of most of its mining equipment. Subsequent to June 30, 2006, we sold and/or disposed of any remaining mining equipment.

     We believe that all the coal, limestone and clay reserves shown in the table above are recoverable if we develop the appropriate facilities with technology and infrastructure. As we have no mining activities and we do not have any mining permits other than for land that has been mined and is currently under going reclamation activities, our mining operations are in the development stage.
     Belville’s prior owners are contractually responsible for the cost of reclaiming portions of the Southern Ohio Mine, however, we are ultimately responsible to ensure that reclamation activities are performed as legally required. Belville is in the process of reclaiming approximately 20 acres of land under the direction of the Ohio Department of Natural Resources.
ITEM 3 — LEGAL PROCEEDINGS
     To the best knowledge of management, there are no legal proceedings currently pending against us. In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by our management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Our common stock is traded on the Over the Counter Bulletin Board under the symbol CHWN.
     The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Eleven Months Ended June 30, 2006	High	Low

First Quarter (October 31, 2005)	$3.60	$5.00
Second Quarter (January 31, 2006)	$4.50	$3.45
Third Quarter (April 30, 2006)	$4.00	$3.00
Last Two Months (June 30, 2006)	$3.00	$2.00

Fiscal 2005*	High	Low

First Quarter (October 31, 2004)	$.05	$.03
Second Quarter (January 31)	$.05	$.03
Third Quarter (April 30)	$.38	$.03
Fourth Quarter (July 31)	$4.50	$1.90

* Reflects 10 for 1 reverse stock split effective June 27, 2005.
The closing price for our common stock on June 30, 2006 was $2.50.

Stockholders
     As of June 30, 2006, there were 13,896,361 shares of common stock issued and outstanding held by 536 stockholders of record (not including street name holders).
Dividends
     On March 18, 2005, we issued all the shares of Kingsley Capital, one of our wholly owned subsidiaries to our stockholders as a dividend, and transferred all its assets and liabilities to Kingsley Capital, affecting a spin-off of Kingsley Capital as a private corporation.
     We do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.
Recent Sales of Unregistered Securities
     On September 2, 2005, we issued 300,000 shares of common stock in exchange for a note receivable with a value of $325,000.
     On September 8, 2005, we issued 3,100,000 shares of common stock in connection with our acquisition of E-Rail (see Note 3) valued at $1.50 per share or $4,650,000. On March 15, 2006, we cancelled 1,898,019 shares of common stock issued above in connection with reduction of the acquisition of E-Rail valued at $2,847,000 (see Note 8 – Legal Proceedings). Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.
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
     In March 2006, we issued an aggregate of 25,000 shares of common stock to Mr. Charles Srebnik, one of our directors, for audit committee services performed for us, valued at $1.50 per share or $37,500. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share. We issued the shares of common stock in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.
Securities Authorized for Issuance under Equity Compensation Plans
     Our stockholders approved an equity incentive plan at our Annual Meeting held on February 8, 2006 (the “2006 Plan”). Under the 2006 Plan, options to acquire up to 9% of the outstanding shares of our common stock and common stock that is issuable from convertible securities may be granted to our directors, officers, employees and consultants. As of June 30, 2006, there were 350,000 shares issued under the 2006 Plan.
ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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
     The discussion and financial statements contained herein are from our inception of March 3, 2005 to our fiscal year ended June 30, 2006. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

Financial Condition as of June 30, 2006.
     We reported total current assets of $3,614,000 at June 30, 2006 consisting of cash of $3,018,000, a deposit for the purchase of retrofitted railcars totaling $525,000, and other deposits and other current assets totaling $71,000. Total current liabilities reported of $522,000 consisted of trade payables of $191,000 amounts due to related parties of $21,000, and current maturities on long-term notes payable assumed in the acquisition of E-Rail Logistics, Inc. (“E-Rail”) of $310,000. We had working capital of $3,092,000 at June 30, 2006.
     We reported long-term assets including property and equipment, land and mineral rights totaling $11,774,000 and long term obligations totaling $5,557,000 consisting of convertibles notes payable of $4,517,000 and notes payable assumed as part of our acquisition of E-Rail of $1,040,000.
     Stockholders’ Equity increased from $9,059,000 at July 31, 2005 to $9,309,000 at June 30, 2006. This increase is primarily due to: 1) 541,875 shares of common stock issued for services and compensation totaling approximately $813,000, 2) 464,364 shares of common stock issued for cash of approximately $850,000, 3) 300,000 shares issued in partial payment of the note receivable of approximately $325,000, and 4) 1,201,981 shares of common stock issued totaling $1,803,000 in connection with the acquisition of E-Rail. These increases were partially offset by net losses of approximately $3,298,000 and the redemption of 300,000 shares of common stock for $275,000.
     We are currently a development stage company focused on the natural resources and rail-based transportation industries, including related infrastructures, and evaluate opportunities for expansion within those industries through acquisition or other strategic relationships.
     We are currently seeking to initiate operations in rail-based transportation and logistics for commodities and minerals, principally through our recently acquired short-line railroad, the Middletown and New Jersey Railway Company, Inc. (“MNJ”). We believe that with increased gas prices, rail transportation will become a more economically viable alternative for the transportation of commercial product and other materials. Additionally, the increased demand for rail transportation coupled with historical lack of substantial investment of rail transportation infrastructure and the resurgence of government incentives to improve railroad infrastructure will result in substantial growth in rail-based logistics and trans-loading businesses.
     Subsequent to year-end, we commenced revenue generating operations of providing waste transportation logistics services.
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
     On September 8, 2005, we acquired E-Rail, a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville Mining Company, Inc. (“Belville”) based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in Ohio, a portion of which we intend to permit for certain industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require some infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to us so that it is functioning as our direct subsidiary.
     On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson Logistics, Inc. (”Hudson”), one of our wholly owned subsidiaries.
     On April 26, 2006, we completed our acquisition of Cranberry Creek Railroad, Inc., a New Jersey corporation including its wholly owned subsidiary, Middletown & New Jersey Railway Company, Inc. that owns and operates a regional short-line railroad in Middletown, New York (“MNJ”). MNJ owns and operates a regional short-line railroad based out of Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrate the railroad with our other developing operations.
     Founded in 1947, MNJ, headquartered in Middletown, New York has historically been an integral part of the growth of Orange County. MNJ and its predecessors transported milk, milk products, livestock, feed and coal. As recently as in the mid 1980s, MNJ serviced a chemical and a fertilizer plant on its short-line. The business is currently serving Genpak, a plastic packaging company and Orange & Rockland Utilities.
     We have included consolidated pro-forma balance sheets at June 30, 2006 and consolidated pro-forma statements of operations for the eleven months ended June 30, 2006 to reflect the acquisition of Cranberry Creek as if it had been included in our operations from the beginning of the period presented. Please refer to Note 2 – Acquisitions.
     We applied for and received permission to change our fiscal year end from July 31 to June 30.
Cash and Cash Equivalents
     As of June 30, 2006, we had cash and cash equivalents of $3,018,000. We anticipate a substantial portion will be used as working capital and to execute our acquisition strategy and business plan. As such, we anticipate that we will have to raise additional capital through asset based lines of credit or additional debt or equity financings to fund operations and acquisitions during the next 12 months.
     Even though we intend to obtain all the necessary permits to commence mining operations and to operate a landfill on our recently acquired Ohio properties, there are no guarantees that we will be successful. If we are not successful, that may have a material adverse effect on how soon we will be able to generate revenue and cash flow from on-going operations. Additionally, we intend to make significant infrastructure improvements to MNJ to facilitate the expansion of our rail transportation operations. We have been approved for grants from the New York State Department of Transportation and we are currently requesting additional grants. The level of infrastructure spending is dependent on our success at receiving grants and there is no guarantee as to the level of approved grants that we may ultimately receive. Any such shortfall in projected revenues or limitations of grants may cause us to seek additional financing at an earlier date. There are no assurances that such financing will be available, or be available on terms acceptable to us.
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
     Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. As of June 30, 2006, our management has not identified any impaired assets.
Results of Operations
For the eleven months ended June 30, 2006 (fiscal year 2006)
     We reported a net loss for the eleven months ended June 30, 2006 of $3,298,000. The net loss includes approximately nine months of net losses of our subsidiaries, E-Rail, Hudson and Belville, totaling $1,241,000, and the net loss of MNJ, with operations from February 10, 2006 to June 30, 2006, of $166,000.
     Revenue for the eleven months ended June 30, 2006 of $51,000 consisted primarily of rail transportation income from MNJ.

     General and administrative expenses of $3,053,000 for the eleven months ended June 30, 2006 consisted primarily of the following:
•	salaries and employee expenses of $560,000

•	engineering and other consulting services of $229,000

•	equipment freight, storage and maintenance of $168,000

•	rents, utilities and office related expenses of $149,000

•	repairs and maintenance of $56,000

•	professional fees of $1,198,000

•	investment and management consulting fees of $376,000

•	travel and entertainment expenses of $118,000

•	depreciation and amortization expense of $49,000.
     Professional fees and investment and management consulting fees include $775,000 from the issuance of 516,875 shares of common stock in the aggregate to our board members for their service on the board, and to advisors in connection with assistance and advice on financing and acquisitions.
     We incurred net interest expense of $148,000, finance placement fees of $222,000, and we recorded gains totaling $74,000 on the settlements of a note receivable and note payable.
For the five months ended July 31, 2005 (fiscal year 2005)
     We reported a net loss for the five month period ended July 31, 2005 or $973,000. The loss consisted primarily of the following:
•	General and administrative expenses of $159,000

•	Finance placement fees of $836,000
     The loss was partially offset by interest income of $22,000
Period from Inception on March 3, 2005 to June 30, 2006
     We have incurred losses in each period since inception and have an accumulated deficit of $4,271,000 at June 30, 2006. We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in a development stage.
Liquidity and Capital Resources
     As a development stage company, we currently have limited operations, principally directed initiating operations in rail-based transportation and logistics for commodities and minerals, principally through our recently acquired short-line railroad, MNJ and through our Hudson unit.
     With respect to liquidity and capital resources, management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through asset based lending, debt or equity offerings, as may be required to meet our short-term and long-term obligations. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our recently acquired companies and target companies we may pursue. Such working capital will most likely be obtained through equity financings until such time as acquired operations are integrated and producing revenue in excess of operating expenses. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.
     Cash decreased by $4,668,000 for the eleven months ended June 30, 2006 from $7,686,000 to $3,018,000.

     We reported cash flow used in operations of $1,689,000 consisting primarily of our net loss of $3,298,000 partially offset by common stock issued for services of $813,000 and the application of $900,000 of prepaid deposits primarily related to railcars delivered and accepted.
     Cash used in investing activities of $7,594,000 consisting primarily of the purchase of property and equipment of $2,963,000, primarily railcars and related equipment, and net cash paid for the acquisition of our subsidiaries totaling $4,597,000.
     Cash provided by financing activities of $4,615,000 consisted of the proceeds from convertible notes payable of $4,000,000, the issuance of common stock of $850,000 and the collection of notes receivable of $635,000 partially offset by $275,000 of cash paid for the purchase of a note receivable, the redemption of 300,000 common shares for $275,000 and principal payments on notes payable of $320,000.
     Our long-term debt includes approximately $310,000 of principal payments and $410,000 in accrued interest expenses that are due within the next year. The potential impact of servicing our long-term debt on short-term liquidity may be a reduction in cash available for contemplated infrastructure improvements and potential acquisitions. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.
Capital Expenditures
     During the eleven month period ending June 30, 2006, we acquired $2,963,000 of property and equipment primarily consisting of rail cars and railway equipment in support of our plan of operation for rail-based logistic activities. We anticipate further material capital expenditures during fiscal 2007 that may include rail cars, containers, railway equipment and other equipment in support of developing our rail-based logistics business.
     Pursuant to our acquisition of E-Rail on September 8, 2006, we assumed a lease for land, a building and rail spurs and siding sin Louisville, Ohio that will serve as a trans-load facility for us. The monthly rental is $5,000 and the lease expires on November 30, 2009.
     Pursuant to a lease agreement executed on June 12, 2006, we entered into a lease for office space in Morristown, New Jersey that serves as our corporate headquarters and administrative offices. The monthly rental is $4,647 and the lease expires of August 26, 2009.
     The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations		Less than			More than
At June 30, 2006	Total	1 Year	1-3 years	3-5 years	5 years
Long Term Debt	$5,869,000	$311,000	$2,267,000	$3,325,000	$—

Lease Obligations	372,000	106,000	232,000	34,000	—

Total Contractual Obligations	$6,241,000	$417,000	$2,499,000	$3,325,000	$—

     The above table outlines our obligations as of June 30, 2006 and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Transactions
     There are no off balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.
ITEM 7 — FINANCIAL STATEMENTS
     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.
ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A — CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Section 240.13a –15e of the Exchange Act that were in place as of the end of the eleven month period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation and the review of our independent auditors, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of our fourth quarter of fiscal 2006 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting. Our management is taking steps to seek to address such weaknesses, including the hiring of additional accounting staff to allow for segregation of duties.
     Prior to the commencement of the fiscal period beginning on August 1, 2005, we had very limited operations and our internal controls and procedures over financial reporting were effective through the reporting period that ended on July 31, 2005.
ITEM 8B — OTHER INFORMATION
     On June 14, 2006 we entered into a lease with The TOA Insurance Company of America for our office space in Morristown, New Jersey with an annual rent of $55,768.

PART III
ITEM 9 — DIRECTORS AND EXECUTIVE OFFICERS
Directors and Executive Officers
     The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became one of our directors or executive officers. Our executive officers are elected annually by the Board of Directors. Each year the stockholders elect the Board of Directors. The executive officers generally serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer. The number of directors ranges from three to seven. The Board has fixed the number of directors at four and has one vacancy, but is actively seeking additional independent directors.

Person	Age	Position
Imre Eszenyi	38	Chairman of the Board; Acting President and Vice President
Paul Biberkraut	45	Chief Financial and Administrative Officer and Assistant Secretary
Charles Srebnik	72	Director, Chairman of the Audit Committee
David Adams	48	Director, Secretary
     Mr. Imre Eszenyi, CFA, is the founder and is currently the Managing Partner of Orchestra Finance L.L.P., a London-based independent investment firm, which is authorized and regulated by the Financial Services Authority. Mr. Eszenyi founded the Orchestra Companies in 2001. In 2005, Mr. Eszenyi joined the Board of Directors and currently serves as our Acting President, Vice President and Chairman of the Board. Previously, he has gained extensive experience in structuring and execution of capital markets and private equity transactions globally while serving in various senior capacities at global investment banking firms, including UBS Warburg, Credit Suisse First Boston and Bankers Trust. Most recently with the Orchestra Finance L.L.P., Mr. Eszenyi was involved in providing financing for fast developing publicly-listed companies, including ThermoGenesis Corp. (“KOOL”), FX Energy, Inc. (“FXEN”) and Telkonet, Inc. (“TKO”). Mr. Eszenyi received an M.B.A. from Ohio University, where he was sponsored by the George Soros Foundation, and attended the Janus Pannonius University of Economics. He is a Chartered Financial Analyst and is a member of the Association for Investment Management and Research.
     Paul Biberkraut joined us as our Chief Financial and Administrative Officer in January 2006. From December 2002 through January 2006, Mr. Biberkraut was the Executive Vice President, Chief Financial Officer and Secretary of Superior Galleries, Inc., a publicly traded dealer and auctioneer of rare coins. Mr. Biberkraut currently serves on the Board of Directors of Superior Galleries, Inc. and has been a Director since December 2002. From December 2000 to November 2002, Mr. Biberkraut was a senior finance for information technology at PacifiCare Health Systems, Inc., a public traded health care insurance company. Mr. Biberkraut attended McGill University where he received a Bachelor of Commerce and Graduate Diploma in Public Accountancy, and he received an M.B.A. from Pepperdine University. Mr. Biberkraut is a Chartered Accountant and is a member of Canadian Institute of Chartered Accountants.
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
     David Adams joined the Board of Directors in April 2005, and also serves as Corporate Secretary. He is a shareholder of the law firm of Bullivant Houser Bailey representing public and private corporations in the areas of intellectual property, corporate finance, mergers and acquisition, and regulatory matters from 2000 to the present. From November 1996 to 2000, he served as General Counsel and V.P of Business Development for ThermoGenesis Corp. (“KOOL”). Mr. Adams received his Bachelor of Arts Degree in Psychology, with High Distinction, from the University of Colorado, Colorado Springs in 1984, and his Juris Doctorate, with Distinction, from the University of the Pacific, McGeorge School of Law in 1988.
Audit Committee Financial Expert
     From December 2, 2005, Mr. Srebnik served as the chairman of our Audit Committee, and is qualified as an Audit Committee Financial Expert. Mr. Srebnik is independent as determined by the NASD listing standards.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
     Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, former officers of our wholly-owned subsidiary, E-Rail, Andrew Kaufman, Christopher Davino and Richard Kessler each failed to file on a timely basis a Form 3 as required pursuant to Section 16(a) of the Securities Exchange Act. Andrew Kaufman, Christopher Davino and Richard Kessler each had one late report during the fiscal year ended June 30, 2006.
     Except as set forth above, and based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.
Code of Ethics
     We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are currently completing work on a web site and will post the policy on its web site when it becomes operational.
ITEM 10 — EXECUTIVE COMPENSATION
Summary Compensation
     The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our chief executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal periods ended June 30, 2006 and July 31, 2005. Other than as set forth below, no executive officer’s total annual salary and bonus exceeded $100,000 during our last fiscal period.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
						Securities
				Other	Restricted	Underlying	LTIP
				Annual	Stock	Options/	Payo	All Other
Name and		Salary	Bonus	Compensation	Awards	SARs	uts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)
Imre Eszenyi,	2006	$-0-	$-0-	$-0-	$112,500	-0-	-0-	$-0-
Chairman of the	2005	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-
Board, Acting President and Vice President

Dr. Janice A. Jones	2006	$-0-	$-0-	$-0-	$112,500	-0-	-0-	$-0-
Former Chief	2005	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-
Executive Officer, Chief Financial Officer and Director(2)

Paul Biberkraut,	2006	$82,500	$10,000	$-0-	$37,500	150,000	-0-	$-0-
Chief Financial and	2005	$-0-	$-0-	$-0-	$-0-	-0-	-0-	$-0-
Administrative Officer and Assistant Secretary(3)

(1)	Mr. Eszenyi does not have an employment engagement and does not receive compensation for his duties as acting president

(2)	Dr Jones resigned all her positions with Chartwell on October 25, 2005

(3)	Mr. Biberkraut became an officer of Chartwell on January 16, 2006.
Option/SAR Grants in Last Fiscal Year
(Individual Grants)
     The following table summarizes options to purchase shares of our common stock that we granted during the eleven month period ended June 30, 2006 to each of the executive officers identified in the summary compensation table above. We have never granted any stock appreciation rights.

Percent of
	Number of	Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or base
	Options/SARs	Employees in	price	Expiration
Name	Granted (#)	Fiscal Year	($/Sh)	Date
Paul Biberkraut	150,000	42.86%	$3.00	January 2011

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
     The following table summarizes exercises of stock options during the eleven month period ended June 30, 2006 by each of the executive officers named in the summary compensation table above and the year-end value of unexercised options for these executive officers.

Value of unexercised
			Number of	in-the-money
	Shares	Value	unexercised options/SARs	options/SARs
	acquired	realized	at FY-End (#)	at FY-end
Name	on exercise (#)	($)	exercisable/unexercisable	exercisable/unexercisable
Paul Biberkraut	0	0	0/150,000	0/0
Long-Term Incentive Plans-Awards in Last Fiscal Year
     We do not currently have any long-term incentive plans.
Compensation of Directors
     Each of our non-employee directors received restricted stock grants of 75,000 shares of our common shares valued $112,500 and all directors are reimbursed for certain expenses in connection with attendance at board meetings. Additionally, the chairman of our audit committee receives cash compensation of $1,000 per in-person board meeting and $500 per telephonic board meeting up to a maximum of $10,000 per year and received a restricted stock of 25,000 shares of our common stock valued at $37,500.
     As we continue to seek, identify and retain additional independent directors, a director compensation policy in the form of stock-based compensation or cash, or a combination of both, will be established. We are actively seeking at least two independent board members who have relevant industry experience and financial expertise. We anticipate having a majority of outside independent directors.
Employment Agreements
     Effective January 16, 2006, we entered into an employment with Paul Biberkraut to serve as our Chief Financial and Administrative Officer. Mr. Biberkraut is paid an annual salary of $180,000 subject to an increase of up to 15% based on an annual review. Initially, Mr. Biberkraut was paid a bonus of $10,000 on January 16, 2006 and an additional bonus of $10,000 to be paid on July 15, 2006. Mr. Biberkraut is entitled to participate in our cash management incentive bonus and equity incentive plans upon formation and approval by the Board of Directors, provided, however, cash bonuses shall not exceed 50% of each his base salary then in effect. Additionally, Mr. Biberkraut was granted 25,000 shares of restricted common stock vesting in equal increments on January 16, 2006 and July 15, 2006 and awarded an option to acquire 150,000 shares of common stock vesting in equal increments on January 16, 2007 and January 16, 2008. The employment agreement may be terminated prior to the expiration of the agreement upon the mutual agreement of us and Mr. Biberkraut, respectively.
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of September 25, 2006, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

		Amount and Nature
		of Beneficial	Percentage of
Name and Address		Ownership of	Common Stock
of Beneficial Owner	Title of Class	Common Stock(1)	Outstanding(1)
Imre Eszenyi(2) (5)	Common	300,000	2.16%

Paul Biberkraut(2)	Common	25,000	*

David Adams(2)	Common	178,750	1.29%

Charles Srebnik(2)	Common(3)	200,000	1.44%

International Kapitalanagegesellschaft m.b.H acting on behalf of Fund “Merlin Master Funds INKA” Georg-Glock-Strasse 14 40474 Dusseldorf, Germany	Common	1,800,000	12.95%

Fonditel Velociraptor, FL Pedro Teixeira Street, 8, 3rd Floor 28020 Madrid, Spain	Common(4)	1,500,000	10.79%

Bayern Invest Kapitalanagegesellschaft m.b.H c/o Brown Brothers Harriman 140 Broadway New York, NY 10005	Common	761,614	5.48%

Gerlach & Company c/o Citibank 333 West 34th Street, 3rd Floor New York, NY 10001	Common	700,000	5.04%

PICIAS Limited(5) Palm Grove House Road Town Tortola, British Virgin Islands	Common	4,298,831	30.93%

Faisal A. Alhegelan c/o Hogan & hartson L.L.P. 555 Thirteenth Street, NW Washington, DC 20004	Common (6)	1,404,348	9.24%

All Executive Officers and Directors as a Group (4 persons)	Common(3) (5)	703,750	5.06%

*	Less than one percent

(1)	Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 13,896,361 shares of common stock outstanding as of September 25, 2006. We are informed that these persons hold the sole voting and dispositiv power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of September 25, 2006, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address for Messrs. Eszenyi, Biberkraut, Adams, and Srebnik is 177 Madison Avenue, 2nd Floor, Morristown, NJ 07960

(3)	Includes 100,000 shares owned by Mr. Srebnik’s spouse, of which Mr. Srebnik disclaims beneficial ownership.

(4)	Includes 500,000 shares held in the name of Eurovalor Estados Unidos, FI based on our knowledge that the two entities are controlled or are under the common direction of the same principals.

(5)	PICIAS Limited is a British Virgin Islands company owned by a trust established for the benefits of Mr. Imre Eszenyi’s children. The trust is irrevocable, has independent trustees and administrators. Mr. Eszenyi disclaims beneficial ownership and based on Section 16(a) filings with the SEC and to our knowledge, has no direct or indirect control or direction over any of the shares.

(6)	Includes approximately 1,304,348 shares Mr. Alhegelan has the right to acquire with 60 days pursuant to conversion rights that are part of a convertible promissory note issued to Mr. Alhegelan.
Equity Compensation Plan Information
     The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2006 Equity Incentive Plan and (b) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2006.
Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding	securities
	warrants	options, warrants	reflected in
Plan Category	and rights(1)	and rights	column (a))
Equity compensation plans approved by security holders(2)	350,000	$2.83	1,078,075

Equity compensation plans not approved by security holders	—	$—	N/A

Total	350,000	$2.83	1,078,075

(1)	Number of shares is subject to adjustment in the future for changes in capitalization resulting from stock splits, stock dividends and similar events.

(2)	Consists of our 2006 Equity Incentive Plan. This Plan authorizes us to grant options to purchase up to 9% of the sum of the number of outstanding shares of our common stock and the number shares attributed to convertible securities during the term of our Plan.
     Our 2006 Equity Incentive Plan was approved by our shareholders at our annual shareholders’ meeting on February 8, 2006. This plan permits us to grant nonqualified stock options. Options under this plan generally vest over one to four years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     From our inception on March 3, 2005 until June 26, 2006, we used administrative personnel and had the use of office space at 1124 Smith Street, Suite 304, in Charleston, West Virginia, which is the business address of our Chairman, Mr. Imre Eszenyi’s father-in-law. We did not pay rent or other expenses associated with our use of the space and administrative personnel.
     During the fiscal period ended July 31, 2005, Mr. Eszenyi, paid certain operating expenses such as audit fees, business license fees, and transfer agent fees from his personal funds. These expenses were reimbursed by us subsequent to our fiscal year end pursuant to our policies on business expenses. Although the amounts paid in the aggregate are significantly less than $60,000, the Board of Directors reviewed and evaluated the personal undertakings and approved of the payments on our behalf.
     On July 30, 2005, we paid $418,000 in cash and issued 278,830 shares of common stock valued at $418,000 to agents of Orchestra Finance, LLP (“Orchestra”) for financing placement fees. Mr. Imre Eszenyi is the Managing Partner of Orchestra.
     During the fiscal period ended July 31, 2005, we paid $84,000 in cash and issued 15,000 shares of common stock valued at $22,500 for legal services to Bartel, Eng & Schroder (“BES”), a law firm. Mr. David Adams was a shareholder of BES.
     On September 30, 2005, we issued 155,000 shares valued at $232,000 to Orchestra in connection with the acquisition of E-Rail and Belville. From October 2005 through March 2006, we paid $16,000 in cash and issued 49,850 shares of common stock valued at $83,000 to Orchestra for consulting and financing placement fees. Additionally, on March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of June 30, 2006, we reported $110,000 due to Orchestra for consulting and financing placement fees
     We paid $460,000 in cash for legal services to a law firm, Bullivant Houser Bailey, during the eleven months ended June 30, 2006, of which, David Adams, a director of ours is a shareholder. In addition, we reported $10,000 due to this same firm for legal services at June 30, 2006.
     We acquired software and assumed the corresponding lease of $27,000 during the eleven months ended June 30, 2006 from an entity controlled by a former officer of one of our subsidiaries.
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
ITEM 13 — EXHIBITS

Exhibit Number	Name

3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Amended and Restated By-laws

4.1	2006 Equity Incentive Plan

10.2(2)	Purchase and Sale Agreement with Railway & Industrial Services, Inc.

10.3(3)	Securities Purchase Agreement

10.4(4)	Letter of Understanding with Rail Waste Holdings, LLC

Exhibit Number	Name

10.5(5)	Share Purchase Agreement

10.6(6)	Agreement and Plan of Merger with E-Rail Logistics, Inc.

10.7(7)	Settlement Agreement with Minerva Enterprises, Inc. et al.

10.8(8)	Contract of Sale of Stock with the Estate of Pierre T. Rasmussen for Acquisition of Cranberry Creek Railroad, Inc.

10.9(9)	Asset Purchase Agreement with the Estate of Emily Lucy C. Burch.

10.10(10)	Settlement Agreement with Starbank Group LLC et al.

10.11(10)	Settlement Agreement with RWH and Christopher Davino.

10.12(10)	Management Advisory Agreement with Orchestra Finance LLP.

10.13(11)	Note Purchase Agreement with Chris Gordon.

10.14(12)	Note Purchase Agreement with Faisal A. Alhegelan.

10.15(13)	Assignment, Assumption and Novation Agreement.

10.16	Lease Agreement with TOA Reinsurance Company of America.

10.17	Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.18	Amendment to Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

14.1(14)	Codes of Ethics.

21	Middletown and New Jersey Railway Company, Inc., a New York corporation; Hudson Logistics, Inc., a Delaware corporation; Hudson Logistics Loading, Inc., a Delaware corporation; Greater Hudson Resources, Inc., a Delaware corporation; Belville Mining Company, Inc., an Ohio corporation; Greater Ohio Resources, Inc., an Ohio corporation.

23.1	Consent of Ronald R. Chadwick, P.C.

23.2	Consent of Urish Popeck & Co., LLC

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 8-K dated June 27, 2005.

(2)	Incorporated by reference to Form 8-K dated July 11, 2005.

(3)	Incorporated by reference to Form 8-K dated July 8, 2005.

(4)	Incorporated by reference to Form 8-K dated April 20, 2005.

(5)	Incorporated by reference to Form 8-K dated March 23, 2005.

(6)	Incorporated by reference to Form 8-K dated September 8, 2005.

(7)	Incorporated by reference to Form 8-K dated November 16, 2005.

(8)	Incorporated by reference to Form 8-K dated December 30, 2005.

(9)	Incorporated by reference to Form 8-K dated December 30, 2005.

(10)	Incorporated by reference to Form 8-K dated March 15, 2006.

(11)	Incorporated by reference to Form 8-K dated March 15, 2006.

(12)	Incorporated by reference to Form 8-K dated April 26, 2006.

(13)	Incorporated by reference to Form 8-K dated August 24, 2006.

(14)	Incorporated by reference to Form 10-KSB previously filed on October 4, 2005.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table shows the fees paid or accrued by us for the audit and other services provided Urish Popeck & Co., LLP (“Urish”) and Ronald R. Chadwick, P.C. (“Chadwick”) for the fiscal periods shown.

	June 30, 2006		July 31, 2005
	Urish	Chadwick	Urish	Chadwick
Audit Fees	$92,000	$10,000	—	$13,000
Audit — Related Fees	—	—	—	—
Tax Fees	1,000	—	—	—
All Other Fees	—	—	—	—

Total	$93,000	$10,000	$0	$13,000

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.
     Tax Fees shown above all related to the preparation of our corporate tax returns.
     Our Audit Committee approved the Audit Fees for fiscal period ending June 30, 2006, but none of the other fees for 2006 or any Audit Fees or other fees for previous periods. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement review. Prior to the formation of our audit committee the full Board of Directors pre-approved all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm the period March 3, 2005, inception, to July 31, 2005 and for the interim periods through January 31, 2006. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC.

Dated: September 26, 2006	/s/ Imre Eszenyi

By: Imre Eszenyi
Its: Acting President (Principal Executive Officer) and Chairman of the Board

Dated: September 26, 2006	/s/ Paul Biberkraut

By: Paul Biberkraut
Its: Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)
     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Imre Eszenyi	Director	September 26, 2006
Imre Eszenyi

/s/ David C. Adams David C. Adams	Director	September 26, 2006

/s/ Charles Srebnik Charles Srebnik	Director	September 26, 2006

Chartwell International, Inc.
Index to Financial Statements
June 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Chartwell International, Inc. and Subsidiaries
Morristown, New Jersey
We have audited the accompanying consolidated balance sheet of Chartwell International, Inc. and Subsidiaries (a development stage Company) as of June 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the eleven-month period beginning August 1, 2005 and ending June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. and Subsidiaries (a development stage Company) as of June 30, 2006 and the results of its operations and its cash flows for the eleven month period beginning August 1, 2005 and ending June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Pittsburgh, Pennsylvania	/s/ Urish Popeck & Co., LLC
August 3, 2006 except for Note 10 as to which the date is August 29, 2006	URISH POPECK & CO., LLC

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Chartwell International, Inc.
Lakewood, Colorado
I have audited the accompanying balance sheet of Chartwell International, Inc. as of July 31, 2005 and the related statements of operations, stockholders’ equity and cash flows for the period from March 3, 2005 (inception) through July 31, 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.
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
As discussed in Note 1 to the financial statements, the Company’s assets, liabilities and former operations were transferred to another corporation on March 3, 2005. These financial statements are presented with the Company commencing new operations on March 3, 2005.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
December 14, 2005	RONALD R. CHADWICK, P.C.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(in thousands)

	June 30,	July 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents (Note 1)	$3,018	$7,686
Accounts receivable	25	—
Deposits (Note 3)	533	1,425
Prepaid expense and other	38	9

Total current assets	3,614	9,120

Long-term assets (Note 1 and 5)
Property and equipment, net (Note 4)	4,573	—
Land	1,735	—
Mineral rights	5,447	—
Other	19	—

Total long-term assets	11,774	—

Total assets	$15,388	$9,120

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$191	$19
Due to related parties	21	42
Notes payable (Note 5)	310	—

Total current liabilities	522	61

Long-term liabilities
Notes payable, net of current portion (Note 5)	5,557	—

Total long-term liabilities	5,557	—

Total liabilities	6,079	61

Commitments and Contingencies (Notes 5 and 8)

Stockholders’ Equity (Note 7)
Preferred stock, $0.001 par value, 25,000 shares authorized
Common shares, $0.001 par value, 100,000 shares authorized 13,896 and 11,688 issued and outstanding at June 30, 2006 and July 31, 2005, respectively	14	12
Additional paid in capital	13,566	10,020
Accumulated deficit	(4,271)	(973)

Total stockholders’ equity	9,309	9,059

Total liabilities and stockholders’ equity	$15,388	$9,120

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(in thousands, except per share data)

			Cumulative
	For the eleven	From March 3,	from March 3,
	months ended	2005, Inception	2005, Inception
	June 30,	to July 31,	to June 30,
	2006	2005	2006
Revenue	$51	$—	$51

General and administrative expenses	3,053	159	3,212

Loss from operations	(3,002)	(159)	(3,161)

Other income (expense)
Interest, net (Note 5)	(148)	22	(126)
Gains on notes settlements	74	—	74
Finance placement fees	(222)	(836)	(1,058)

Total other income (expense)	(296)	(814)	(1,110)

Net loss	$(3,298)	$(973)	$(4,271)

Net loss per common share, basic and diluted	$(0.23)	$(0.16)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	14,639	5,937	11,942

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders’
	Shares	$	Capital	Deficit	Equity
Balance, March 3, 2005	2,416	$2	$(202)	$—	$(200)

Common stock issued for cash	8,978	9	9,782		9,791
Common stock issued for services	294	1	440		441
Net loss from March 5, 2005, Inception to July 31, 2005				(973)	(973)

Balance, July 31, 2005	11,688	12	10,020	(973)	9,059

Common stock issued for cash	464	—	850		850
Common stock issued in partial payment of notes receivable	300	—	325		325
Common stock issued in partial payment of acquisition	1,202	1	1,802		1,803
Common stock issued for services	542	1	812		813
Fair value of stock options granted			32		32
Common stock redeemed for cash	(300)	—	(275)		(275)
Net loss for the eleven months end June 30, 2006				(3,298)	(3,298)

Balance, June 30, 2006	13,896	$14	$13,566	$(4,271)	$9,309

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(in thousands)

			Cumulative
	For the eleven	From March 3,	from March 3,
	months ended	2005, Inception	2005, Inception
	June 30,	to July 31,	to June 30,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(3,298)	$(973)	$(4,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	49	—	49
Gain on settlement of note receivable	(35)	—	(35)
Gain on settlement of note payable	(40)	—	(40)
Fair value of stock options granted	32	—	32
Fair value of common stock issued for services	813	441	1,254
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	(23)	—	(23)
Deposits	892	(1,425)	(533)
Prepaid and other	(29)	(9)	(38)
Accounts payable and accrued liabilities	(29)	19	(10)
Due to related parties	(21)	42	21

Net cash used in operating activities	(1,689)	(1,905)	(3,594)

Cash flows from investing activities
Purchase of property and equipment	(2,963)	—	(2,963)
Exercise of mining rights options	(102)	—	(102)
Deposits	(14)	—	(14)
Cash paid in acquisitions	(4,597)	—	(4,597)
Cash received in acquisitions	82	—	82

Net cash used in investing activities	(7,594)	—	(7,594)

Cash flows from financing activities
Proceeds from notes receivable	635	—	635
Payment for notes receivable	(275)	—	(275)
Borrowings under notes payable	4,000	—	4,000
Repayments under notes payable	(320)	(200)	(520)
Issuance of common stock	850	9,791	10,641
Redemption of common stock	(275)	—	(275)

Net cash provided by financing activities	4,615	9,591	14,206

Net increase (decrease) in cash	(4,668)	7,686	3,018

Cash and cash equivalents, beginning of period	7,686	—	—

Cash and cash equivalents, end of period	$3,018	$7,686	$3,018

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(in thousands)

		Cumulative	Cumulative
	For the eleven	from March 3,	from March 3,
	months ended	2005, Inception	2005, Inception
	June 30,	to April 30,	to April 30,
	2006	2006	2006
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$126	$418	$544

Income Taxes	$8	$—	$8

Non-Cash Investing and Financing Activities
Common stock issued in partial payment of note receivable	$(325)	$—	$(325)
Software acquired under capital lease	$(27)	$—	$(27)
Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$(1,803)	$—	$(1,803)
Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$(500)	$—	$(500)
Interest accrued to notes payable	$(76)	$—	$(76)
(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
     Organization and Business
     Chartwell International, Inc. (the “Company,” “we,” “us,” “our”) is a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly owned subsidiaries are developing natural resources, rail-based transportation industries and related infrastructures. We are pursuing a growth strategy through successful acquisitions of assets, properties and access rights that can be synergistically combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the natural resources and rail-based transportation industries. Most of our activities during the period from March 3, 2005 to June 30, 2006 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that would allow us to begin operations.
     On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville Mining Company, Inc. (“Belville”) based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in South-Central Ohio, a portion of which land we intend to permit for certain industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that it is functioning as one of our direct subsidiaries.
     On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc., a New Jersey corporation including its wholly owned subsidiary, Middletown & New Jersey Railway Company, Inc. that owns and operates a regional short-line railroad in Middletown, New York (“MNJ”). MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.
     On May 12, 2006, in an effort to further simplify our corporate structure, we assigned all the assets and liabilities of Cranberry Creek to MNJ and began the process to surrender the corporate charter of Cranberry Creek.
     Founded in 1947, MNJ, headquartered in Middletown, New York has historically been an integral part of the growth of Orange County. MNJ and its predecessors transported milk, milk products, livestock, feed and coal. As recently as in the mid 1980s, MNJ serviced a chemical and a fertilizer plant on its short-line. The business is currently serving Genpak, a national plastic packaging company and Orange & Rockland Utilities.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Organization and Business (continued)
     We have included consolidated pro-forma balance sheets at June 30, 2006 and consolidated pro-forma statements of operations for the eleven months ended June 30, 2006 to reflect the acquisition of Cranberry Creek as if it had been included in our operations from the beginning of the periods presented. Please refer to Note 2 — Acquisitions.
     We applied for and received permission to change our fiscal year end from July 31 to June 30.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Principles of Consolidation and Basis of Presentation
     The consolidated financial statements as at June 30, 2006 and for the eleven month period ending June 30, 2006 include the accounts of Chartwell International, Inc., approximately ten months of operations of our wholly owned subsidiaries E-Rail and Belville, approximately five months of operations of our wholly owned subsidiaries Hudson, Cranberry Creek and MNJ, and, approximately one month of operations of our wholly owned subsidiaries Hudson Logistics Loading, Inc, (“HLL”) Greater Ohio Resources, Inc. (“GOR”) and Greater Hudson Resources, Inc. (“GHR”) On April 1, 2006 we assigned all the assets and liabilities of E-Rail and transitioned its operations to Hudson. On May 12, 2006, we assigned all the assets and liabilities of Cranberry Creek to MNJ. Chartwell surrendered the charter of incorporation for E-Rail on August 2, 2006 and is in the process of surrendering the charter of incorporation for Cranberry Creek. The financial statements at July 31, 2005 and for the period of March 3, 2005, inception, to July 31, 2005 are non-consolidated as there were no subsidiaries owned by Chartwell.
     For purposes of the consolidated financial statements during the eleven months ended June 30, 2006, and, at June 30, 2006, all significant inter-company transactions have been eliminated in consolidation.
     Reclassifications
     Certain amounts may have been reclassified in the 2005 financial statements to conform to the basis of presentation used in 2006 consolidated financial statements.
     Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures cash accounts at each institution for up to $100,000. The Company has maintained and maintains cash in excess of the FDIC limit.
     Property and Equipment
     Property and equipment are stated at cost and are depreciated or amortized (as applicable) using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Maintenance and repairs are charged as expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.
     Mineral Mining Rights
     A significant portion of the Company’s coal and other mineral reserves are controlled through mining rights. Amounts paid to acquire such reserves are capitalized and will be depleted over the life of those reserves that are proven and probable. Depletion of mineral mining rights will be computed using the units-of-production method, and the rights are assumed to have no residual value. The rights are long-term in nature (original terms begin at 10 years) and most of the rights contain provisions for renewals and extensions. As of June 30, 2006, no mining operations have commenced, no depletion expense has been recorded and the net book value of the mining rights was $5,447,000.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Impairment of Long-Term Assets
     In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. As of June 30, 2006, management of the Company has not identified any impaired assets.
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
     Revenue Recognition
     The Company generates limited revenue from rail transportation. We recognize revenue on the completion of transportation across our short line railroad. We generally provide these services with credit terms of 15 to 30 days. We do not maintain a reverse for potential credit losses as we have limited historical experience of credit losses and we have not incurred any losses since we began generating revenue in February 2006.
     Income Taxes
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. “Accounting for Income Taxes,” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is less likely to be recovered.
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
     As part of adopting the modified prospective approach during the transitional period, the Company has implemented the modified prospective application for SFAS No. 123(R) that includes the determination of a one-time cumulative effect adjustment for the portion of stock options granted after December 15, 1994 that had not vested by July 31, 2005. No cumulative effect adjustment was required as the Company did not have any stock option grants outstanding nor did the Company have a stock based compensation plan as of that date.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Earnings (Loss) Per Share
     Basic “Earnings Per share (“EPS”)”, is computed as net income (loss) applicable to shares of common stock divided by the weighted average number of shares of common stock outstanding for the period. Net income (loss) applicable to shares of common stock is calculated as net income (loss) less dividends. No dividends were paid. Diluted EPS reflects the potential that could occur from shares of common stock issuable through stock options, warrants and other convertible securities. The total potential shares of common stock that have not been included in the calculation of diluted net loss per common share totaled 319,000 at June 30, 2006, as the effects of such are anti-dilutive for those years.
     Segment Reporting
     The Company had adopted SFAS no. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company is primarily in the development stage and currently operates and manages its operations in one segment, rail-based logistics.
     Comprehensive Income
     Effective January 1, 1998, we adopted Statement of Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 131 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no affect on the accompanying financial statements, because we had and continue to have no components of comprehensive income.
     Customer and Vendor Concentrations
     During the eleven month period ended June 30, 2006, the Company had one customer the represented 94% of the Company’s net revenue; and as of June 30, 2006, the Company had one customer that represented 100% of accounts receivable as of such date.
     Fair Value of Financial Instruments
     Statement of Financial Accounting Standards No. 7, “Disclosures about Fair Value of Financial Instruments, “requires the disclosure of the fair value, if reasonably obtainable, of the Company’s financial instruments. The Company’s financial instruments consist of its cash, accounts receivable, deposits, accounts payable and accrued liabilities; and notes payable. Management has determined that the fair value of the Company’s financial instruments approximate their carrying values at June 30, 2006 and July 31, 2005.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Recently Issued Accounting Pronouncements
     SFAS No. 123(R)
     In March 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, stock options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005. We adopted SFAS No. 123(R) effective with our fiscal period that began on August 1, 2005.
Note 2 — Acquisitions
E-Rail Logistics, Inc.
     On September 8, 2005, we acquired E-Rail, a development stage company with assets and minimal operations in the solid waste disposal industry. The acquisition included E-Rail’s wholly-owned subsidiary, Belville based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in Ohio, a portion of which we intend to permit for certain industrial and commercial uses.
     Pursuant to SEC Regulation S-X Rule 3-05 and 11-01 and ETIF 98-3: Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, we determined that the acquisition did not constitute a business combination. E-Rail Logistics, Inc. lacked almost all the significant elements to constitute a “business” at the time of the acquisition, was in the development stage and had not commenced planned principal operations. As such, the transaction was treated as an acquisition of assets.
     The purchase price included:

Cash	$2,867,000
1,201,981 shares of common stock @$1.50 per share	1,803,000
Assumption of debt	1,822,000

Total purchase price:	$6,492,000

     The total purchase price was allocated to the assets acquired as follows:

Cash	$26,000
Other Assets	5,000
Property and Equipment	108,000
Land	1,008,000
Mineral Rights	1,606,000
Option for Mineral Rights	3,739,000

Total Assets Acquired	$6,492,000

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 2 — Acquisitions (continued)
     E-Rail Logistics, Inc. (continued)
     On March 15, 2006, the original purchase price of $9,165,000 was reduced as part of the settlement of a lawsuit (see Note 8), involving a claim by a former member or creditor of E-Rail. The reduced purchase price included the return of some property and equipment acquired and its associated debt and the reduction of common shares issued to selling shareholders partially offset by additional cash payments.
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

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 2 — Acquisitions (continued)
Cranberry Creek Railroad, Inc.
     On April 26, 2006, we completed the acquisition of 100% of the outstanding common shares of Cranberry Creek. Cranberry Creek’s primary asset is its wholly owned subsidiary Middletown and New Jersey Railway Company, Inc. (“MNJ”) which owns and operates a regional short-line railroad located in Middletown, New York. The acquisition price of $2,230,000 includes $1,730,000 paid in cash and a convertible promissory note payable of $500,000 (see Note 4). We completed the purchase of the first 66 2/3% of Cranberry Creek’s outstanding common shares on February 10, 2006 and we have used this date for the purposes of valuation and the commencement of the inclusion of the results of operations in Chartwell. MNJ consists of approximately 14.6 miles of rail track (approximately 2 miles of the track is in usable condition) that run from Middletown, New York south to the New Jersey state border and several parcels of land in Orange County, New York for a total of approximately 140 acres. The MNJ interchanges with Norfolk Southern Corporation’s railroad at its northern end.
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

February 10, 2006
Cash	$56,000
Accounts receivable	2,000
Land	726,000
Property and equipment	1,524,000
Accounts payable and accrued liabilities	(78,000)

Purchase price	$2,230,000

We have included consolidated pro-forma balance sheets at June 30, 2006 and consolidated pro-forma statements of operations for the eleven months ended June 30, 2006 to reflect the acquisition of Cranberry Creek as if it had been included in Chartwell’s operations from the beginning of the period presented.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 2 — Acquisitions (continued)
Cranberry Creek Railroad, Inc. (continued)
Chartwell International, Inc.
(A Development Stage Company)
Pro-forma Consolidated Balance Sheets
June 30, 2006
(in thousands)
(Unaudited)

			Acquisition
	Chartwell (1)	Cranberry (2)	Adjustments(3)	Pro-Forma

ASSETS
Current assets
Cash	$3,018	$—	$—	$3,018
Accounts receivable	25	—	—	25
Deposit	533	—	—	533
Other	38	—	—	38

Total current assets	3,614	—	—	3,614

Long-term assets (Note 1)
Property and equipment, net	4,573	—	—	4,573
Land	1,735	—	—	1,735
Mineral rights	5,447	—	—	1,606
Other	19	—	—	19

Total long-term assets	11,774	—	—	11,774

Total Assets	$15,388	$—	$—	$15,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$191	$8	$22	$221
Due to related parties	21	—	—	21
Notes payable	310	—	—	310

Total current liabilities	522	8	22	552

Long-term liabilities
Notes payable, net of current portion	5,557	—	—	5,557

Total long-term liabilities	5,557	—	—	5,557

Total liabilities	6,079	8	22	6,109

Stockholders’ equity
Preferred stock, $0.001 par value, 25,000 shares authorized	—	—	—	—
Common stock, $0.001 par value 100,000 authorized, 13,896 shares issued and outstanding	14	—	—	14
Additional paid in capital	13,566	—	—	13,566
Accumulated deficit	(4,271)	(8)	(22)	(4,301)

Total stockholders’ equity	9,309	(8)	(22)	9,279

Total liabilities and stockholders’ equity	$15,388	$—	$—	$15,388

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 2 — Acquisitions (continued)
Cranberry Creek Railroad, Inc. (continued)
Chartwell International, Inc.
(A Development Stage Company)
Pro-forma Consolidated Statement of Operations
For the Eleven Months Ended June 30, 2006
(in thousands, except per share data)
(Unaudited)

			Acquisition
	Chartwell (1)	Cranberry (4)	Adjustments (3)	Pro-Forma

Revenue	$51	$66	$—	$117

General and administrative expenses	3,053	85	—	3,138

Loss from operations	(3,002)	(18)	—	(3,020)

Other income (expense)
Interest, net	(148)	—	(22)	(170)
Gain on note settlement	74	—	—	74
Finance placement fee	(222)	—	—	(222)

Total other income (expense)	(296)	—	(22)	(318)

Loss before income taxes	(3,298)	(18)	(22)	(3,338)

Income taxes	—	—	—	—

Net loss	$(3,298)	$(18)	$(22)	$(3,338)

Net loss per share, basic and diluted	$(0.23)	$(18.08)	n/a	$(0.23)

Weighted average number of common shares outstanding
basic and diluted	14,639	1	(1)	14,639

Notes:

(1)	Chartwell International, Inc.’s (“Chartwell”) consolidated balance sheet reflects balances as of June 30, 2006 and consolidated statements of operations from eleven months ended June 30, 2006

(2)	Cranberry Creek Railroad, Inc.’s (“Cranberry”) balance sheet reflects accumulated deficit upon its acquisition by Chartwell on February 10, 2006

(3)	On February 10, 2006 Chartwell’s acquisition of Cranberry included an 8% convertible promissory note of $500,000. The interest on the convertible promissory note has been reflected as if it existed for the three the eleven months ended June 30, 2006

(4)	Cranberry’s statement of operations reflect an estimate of the five months ended December 31, 2005 based on 5/12th of the statement of operations for the year ended December 31, 2005 adjusted for non-recurring Expenses and the statement of operations from January 1, 2006 to February 9, 2006. Financial statements For the five months ended December 31, 2005 were neither available nor feasible to create. In the opinion of Management the adjustments are necessary to a fair statement to the result of the interim period presented herein.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 3 — Deposit on Railcar Purchase
     Effective July 11, 2005, the Company entered into a Purchase and Sale Agreement with Railway and Industrial Services, Inc. for the purchase of 95 retrofitted railcars for a purchase price of $4,085,000. The agreement called for the Company to pay an initial deposit of $1,425,000 and an additional $28,000 per railcar that is accepted and delivered, as defined. The parties also entered into a Purchase Money Security Agreement effective July 11, 2005 granting the Company a security interest in the 95 railcars until such railcars are accepted and delivered. The total deposit will be allocated and correspondingly reduced at the rate of $15,000 per railcar delivered. As of June 30, 2006, the Company has taken delivery of and fully paid for 60 railcars. The remaining deposit balance on the 35 railcar yet to be delivered of $525,000 is included as part of Deposits.
Note 4 — Property and Equipment
     Property and equipment consist of the following:

	June 30,	July 31,
	2006	2005
	(in thousands)
Buildings	$126	$—
Railroad structures and improvements	1,348	—
Leasehold improvements	5	—
Office furniture & equipment	61	—
Computer hardware and software	61	—
Railway locomotives and cars	2,662	—
Railway equipment	354	—

	4,617	—
Accumulated depreciation and amortization	(44)	—

	$4,573	$—

     Depreciation and amortization expense for the fiscal periods ending June 30, 2006 and July 31, 2005 were $49,000 and $0 respectively.
Note 5 — Notes Payable
     On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 0% to 6.5% per annum secured by land owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,638,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on proposals for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. As of June 30, 2006 the outstanding balances were $1,350,000 of which $310,000 are due in one year or less.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 5 — Notes Payable (continued)
     On September 8, 2005, in connection with our acquisition of E-Rail, we assumed a note payable with a balance of $369,395 bearing interest at a rate of 11% per annum secured by equipment owned by our E-Rail Equipment subsidiary and payable in 31 monthly installments of principal and interest of $13,750. On April 24, 2006, in connection with the E-Rail purchase price reduction (see Note 3) on March 15, 2006, the note holder agreed to extinguish the remaining note payable in exchange for equipment secured by the note. At June 30, 2006, there was no outstanding balance on the note payable.
     On February 15, 2006, we issued a $500,000 convertible promissory note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, is due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $3.165 per share at any time. At June 30, 2006, the balance of the note payable plus accrued interest was $500,000 and there was $5,000 of accrued interest.
     On March 15, 2006, we issued a $1,000,000 convertible promissory note payable to an accredited private investor. The note bears interest at the rate of 6% per annum, is due on March 15, 2009, interest accrues until the note is repaid or converted, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $2.00 per share at any time. At June 30, 2006, the balance of the note payable plus accrued interest was $1,017,000.
     On April 30, 2006, we issued a $3,000,000 secured convertible promissory note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $2.30 per share at any time. At June 30, 2006, the balance of the note payable was $3,000,000 and there was no accrued interest.
     The summary of notes payable follows:

	June 30, 2006	July 31, 2005
	(In thousands)
Total	$5,867	$—
Less current portion	(310)	—

Long-term	$5,557	$—

     Interest expense incurred during the eleven month period ended June 30, 2006 totaled $247,000. Future minimum payments under notes payable are as follows:

Year Ending	Amount
June 30,	(In thousands)
2007	$310
2008	$899
2009	$1,368
2010	$125
2011 and beyond	$3,165

$5,867

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 6 — Income Taxes
     The Company has an estimated net operating loss carryforward for Federal income tax purposes at June 30, 2006 of approximately $4,300,000, which will begin to expire in varying amounts in 2020 if not used. The resulting deferred tax asset of approximately $1,400,000 has been offset by a 100% valuation allowance. The valuation allowance decreased by approximately $2,052,000 for the eleven month period ended June 30, 2006 due to changes in the estimated realization of the net operating loss carryforward amounts following various past changes in ownership of the Company and its subsidiaries.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 7 — Equity
     Authorized Capital
     Preferred Stock — The Company has the authority to issue 25,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares. The Company has not issued any preferred stock.
     Common Stock — The Company has 100,000,000 authorized shares of common stock, par value $0.001, of which 13,896,361 and 11,688,141 shares were outstanding at June 30, 2006 and July 31, 2005 respectively.
Common Stock Transactions
     On September 2, 2005, we issued 300,000 shares of common stock in exchange for a note receivable with a value of $325,000.
     On September 8, 2005, we issued 3,100,000 shares of common stock in connection with our acquisition of E-Rail (see Note 3) valued at $1.50 per share or $4,650,000. On March 15, 2006, we cancelled 1,898,019 shares of common stock issued above in connection with reduction of the acquisition of E-Rail valued at $2,847,000 (see Note 8 – Legal Proceedings). Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.
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

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 7 — Equity (continued)
     Common Stock Transactions (continued)
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
     Stock Options
     The Company’s 2006 Equity Incentive Plan (“2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of the Company’s outstanding shares of common stock and number common shares issuable from convertible securities or 1,428,075 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of the Company’s common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     During the eleven-month period ended June 30, 2006, we granted to employees 350,000 stock options to purchase shares of common stock with exercise prices ranging from $2.70 of $3.00. Management estimated that 30% of stock options issued during the eleven months ended June 30, 2006 will be forfeited annually. The options vest over two to three years and expire five years after the grant date. We record expenses on a straight line basis over the vesting term of the stock options based on fair value using the Black-Scholes option pricing model. For

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 7 — Equity (continued)
     Stock Options (continued)
stock options issued during the eleven-month period ended June 30, 2006 the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rates	4.60% - 5.00%
Dividends	—
Volatility factors	85% - 104%
Expected lifes	2 – 3 years
Annual forfeiture rate	30%
The following table summarizes information about stock option transactions for the period shown:

Eleven Month Period Ended
June 30, 2006

Weighted Average
All Options	Exercise Price
Outstanding at beginning of period	—	$—
Options granted	350,000	$2.83
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	350,000	$2.83
Exercisable at end of period	—	$—

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 7 — Equity (continued)
     Stock Options (continued)

	Eleven Month Period Ended
	June 30, 2006

	Weighted Average
	Exercise Price
Non-vested Options
Non-vested at beginning of period	—	$—
Options granted	350,000	$2.83
Options forfeited	—	—
Options expired	—	—
Options vested	—	—
Non-vested at end of period	350,000	$2.83
     The weighted average grant-date fair value of options granted during the eleven-month period ended June 30, 2006 was $0.84 per share.
     The weighted average remaining contractual lives of the options outstanding and options exercisable at June 30, 2006, were 4.8 years and 0.0 years respectively.
     We recorded $32,000 of compensation expense for employee stock options during the eleven-month period ending June 30, 2006. At June 30, 2006 there was a total of $262,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the eleven-month period ended June 30, 2006 was approximately $0.
The following table provides information for the stock options granted during the eleven months ended June 30, 2006:

		Weighted
		Average	Weighted
		Exercise	Average
	Number	Price	Fair Value
Options exercise price equal to stock price	150,000	$3.00	$1.00
Options exercise price exceeds the stock price	200,000	$2.70	$0.72
The following table provides additional information for stock options outstanding at June 30, 2006:

		Outstanding			Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range			Exercise	Contractual		Exercise
From	To	Number	Price	Life	Number	Price
$2.70	$2.70	200,000	$2.70	4.9	—	$0.00
$3.00	$3.00	150,000	$3.00	4.6	—	$0.00
		350,000			—

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 7 — Equity (continued)
     Stock Options (continued)
As of June 30, 2006 and July 31, 2005, the Company had reserved shares of common stock for the following purposes:

	June 30,	July 31,
	2006	2005
Options	350,000	—
Convertible notes payable	1,971,143	—

Total	2,321,143	—

Note 8 — Commitments and Contingencies
     Leases
     The Company leases office space in Morristown, New Jersey under an operating lease agreement expiring in August 2009 and leases a rail transload facility in Louisville, Ohio under an operating agreement expiring in November 2009. Future minimum rental payments required under the above leases as of June 30, 2006 are as follows:

Years ending June 30
2007	$106,000
2008	116,000
2009	116,000
2010	35,000

$373,000

     Rent expense for all leases for the periods ended June 30, 2006 and July 31, 2005 was $109,000 and $0 respectively.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Legal Proceedings
     On or about February 3, 2006, we were sued by Starbank Group, LLC (“Starbank’) in connection with assets we acquired as part of our acquisition of E-Rail. This case was pending in The Supreme Court of the State of New York, County of New York, pursuant to a complaint filed on January 24, 2006. The parties to the case include Starbank, Chartwell, E-Rail, Rail Waste Holdings, LLC (“RWH”), Imre Eszenyi, Andrew Kaufman, Richard Kessler and Christopher Davino. Starbank alleges that we induced Kaufman, Kessler and Davino to fraudulently sell assets of RWH to us through our E-Rail Acquisition. Further, Starbank claims we intentionally interfered with an alleged employment relationship between Kaufman, Kessler, Davino and RWH. Starbank was seeking damages in excess of $1,000,000. On March 15, 2006, all parties settled the lawsuit whereby Chartwell paid the sum of $485,000 to Starbank and the selling shareholders of E-Rail agreed to a reduction in the purchase price to Chartwell for the E-Rail acquisition (see Note 2).
Note 9 — Related Party Transactions
     We issued 155,000 shares valued at $232,000 to Orchestra Finance, LLP (“Orchestra”), a company controlled by an officer and director of ours in connection with the acquisition of E-Rail and Belville. Subsequently, we paid $16,000 in cash and issued 49,850 shares of common stock valued at $83,000 to Orchestra for consulting and financing placement fees. Additionally, on March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of June 30, 2006, we reported $110,000 due to Orchestra for consulting and financing placement fees
     We paid $460,000 in cash for legal services to a law firm, during the eleven months ended June 30, 2006, of which a director of ours is a shareholder. In addition, we reported $10,000 due to this same firm for legal services at June 30, 2006.
     We acquired software and assumed the corresponding lease of $27,000 during the eleven months ended June 30, 2006 from an entity controlled by a former officer of one of our subsidiaries.
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
Note 10 — Subsequent Event
     On August 29, 2006, our wholly owned subsidiaries, Hudson Logistics, Inc. (“Hudson”) and Hudson Logistics Loading, Inc. (“HLL”) completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with Greenwood Lake Railway Company, Inc. One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,367,000 and agreed to either payoff or assume certain equipment leases.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 10 — Subsequent Event (continued)
     We acquired the Capacity and Loading agreements as part of our strategy to offer rail-based solid waste disposal services. Our initial plans for this location are to operate as a trans-load facility to attract truckers hauling construction and demolition debris to our site, where we will load the debris onto railway cars and ship the debris to landfill sites in Ohio. Our long-term strategy is to eventually ship the debris on our own railway cars to landfill sites that we hope to develop on our property in southeastern Ohio.

INDEX TO EXHIBITS

Exhibit Number	Name

3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Amended and Restated By-laws

4.1	2006 Equity Incentive Plan

10.2(2)	Purchase and Sale Agreement with Railway & Industrial Services, Inc.

10.3(3)	Securities Purchase Agreement

10.4(4)	Letter of Understanding with Rail Waste Holdings, LLC

10.5(5)	Share Purchase Agreement

10.6(6)	Agreement and Plan of Merger with E-Rail Logistics, Inc.

10.7(7)	Settlement Agreement with Minerva Enterprises, Inc. et al.

10.8(8)	Contract of Sale of Stock with the Estate of Pierre T. Rasmussen for Acquisition of Cranberry Creek Railroad, Inc.

10.9(9)	Asset Purchase Agreement with the Estate of Emily Lucy C. Burch.

10.10(10)	Settlement Agreement with Starbank Group LLC et al.

10.11(10)	Settlement Agreement with RWH and Christopher Davino.

10.12(10)	Management Advisory Agreement with Orchestra Finance LLP.

10.13(11)	Note Purchase Agreement with Chris Gordon.

10.14(12)	Note Purchase Agreement with Faisal A. Alhegelan.

10.15(13)	Assignment, Assumption and Novation Agreement.

10.16	Lease Agreement with TOA Reinsurance Company of America.

10.17	Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.18	Amendment to Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

14.1(14)	Codes of Ethics.

21	Middletown and New Jersey Railway Company, Inc., a New York corporation; Hudson Logistics, Inc., a Delaware corporation; Hudson Logistics Loading, Inc., a Delaware corporation; Greater Hudson Resources, Inc., a Delaware corporation; Belville Mining Company, Inc., an Ohio corporation; Greater Ohio Resources, Inc., an Ohio corporation.

23.1	Consent of Ronald R. Chadwick, P.C.

23.2	Consent of Urish Popeck & Co., LLC

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications
Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 8-K dated June 27, 2005.

(2)	Incorporated by reference to Form 8-K dated July 11, 2005.

(3)	Incorporated by reference to Form 8-K dated July 8, 2005.

(4)	Incorporated by reference to Form 8-K dated April 20, 2005.

(5)	Incorporated by reference to Form 8-K dated March 23, 2005.

(6)	Incorporated by reference to Form 8-K dated September 8, 2005.

(7)	Incorporated by reference to Form 8-K dated November 16, 2005.

(8)	Incorporated by reference to Form 8-K dated December 30, 2005.

(9)	Incorporated by reference to Form 8-K dated December 30, 2005.

(10)	Incorporated by reference to Form 8-K dated March 15, 2006.

(11)	Incorporated by reference to Form 8-K dated March 15, 2006.

(12)	Incorporated by reference to Form 8-K dated April 26, 2006.

(13)	Incorporated by reference to Form 8-K dated August 24, 2006.

(14)	Incorporated by reference to Form 10-KSB previously filed on October 4, 2005.