Form 10QSB
period 2006-09-30
Chartwell International, Inc.
filed 2006-10-25
CIK 1329184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

Commission File No. 000-51342

CHARTWELL INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	95-3979080 (I.R.S. Employer Identification No.)

177 Madison Avenue, 2nd Floor

Morristown, New Jersey 07960

(Address of Principal Executive Offices)

(973) 400-7010

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 25, 2006 the Registrant had 13,921,361 outstanding shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No ☒

CHARTWELL INTERNATIONAL, INC.

FORM 10-QSB

SEPTEMBER 30, 2006

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at September 30, 2006 (Unaudited) and June 30, 2006	3

Consolidated Statements of Operations (Unaudited) for the three months ended

September 30, 2006 and October 31, 2005, and, from inception on March 3, 2005

to September 30, 2006	4

Consolidated Statements of Cash Flows (Unaudited) for the three months ended

September 30, 2006 and October 31, 2005, and, from inception on March 3, 2005 to

September 30, 2006	5

Notes to Interim Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis or Financial Conditions and Results of

Operation	18

Item 3. Controls and Procedures	32

Signatures	33

Exhibits	34

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(In thousands)

	September 30,	June 30,
	2006	2006
	(Unaudited)
Assets

Current Assets
Cash	$ 551	$ 3,018
Accounts receivable	940	25
Deposits	550	533
Prepaid expense and other	88	38
Total current assets	2,129	3,614

Long-term Assets
Property and equipment, net	4,672	4,573
Land	1,735	1,735
Mineral rights	5,447	5,447
Capacity and loading rights, net	1,492	-
Other	19	19
Total long-term assets	13,365	11,774

Total Assets	$ 15,494	$ 15,388

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$ 999	$ 191
Due to related parties	54	21
Notes payable	334	310
Total current liabilities	1,387	522

Long-term Liabilities
Notes payable, net of current portion	5,550	5,557
Total long-term liabilities	5,550	5,557

Total Liabilities	6,937	6.079

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 25,000 shares authorized
Common shares, $0.001 par value, 100,000 shares authorized
13,896 issued and outstanding at September 30, 2006
and June 30, 2006	14	14
Additional paid in capital	13,600	13,566
Accumulated deficit	(5,057)	(4,271)
Total stockholders' equity	8,557	9,309

Total Liabilities and Stockholder’s Equity	$ 15,494	$ 15,388

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Operations

(In thousands, except per share data)

(Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	October 31,	to September 30.
	2006	2005	2006

Revenues	$ 1,549	$ -	$ 1,600
Cost of revenues	1,468	-	1,468

Gross profit	81	-	132

General and administrative expenses	802	1,067	4,014

Loss from operations	(721)	(1,067)	(3,882)

Other income (expense)
Interest, net	(118)	(13)	(245)
Gain on sale of property and equipment	59	-	59
Gain on notes settlements	-	-	74
Finance placement fees	-	(32)	(1,058)
Total other income (expense)	(59)	(45)	(1,170)

Loss before income tax provision	(780)	(1,112)	(5,052)

Income tax provision	5	-	5

Net loss	$ (785)	$ (1,112)	$ (5,057)

Net loss per common share, basic and diluted	$ (0.06)	$ (0.08)	$ (0.41)

Weighted average number of common shares outstanding,
Basic and diluted	13,896	14,044	12,254

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	October 31,	to September 30,
	2006	2005	2006
Cash flows from operating activities
Net loss	$ (785)	$ (1,112)	$ (5,057)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	39	3	88
Gain on sale of property and equipment	(59)	-	(59)
Gain on settlement of note receivable	-	-	(35)
Gain on settlement of note payable	-	-	(40)
Fair value of stock options granted	34	-	66
Fair value of common stock issued for services	-	705	1,254
Increase (decrease) in cash from changes in assets
and liabilities
Accounts receivable	(915)	-	(938)
Deposits	(17)	390	(550)
Prepaid and other	(51)	(31)	(88)
Accounts payable and accrued liabilities	836	130	825
Due to related parties	33	153	54
Net cash (used in) provided by operating activities	(885)	238	(4,480)

Cash flows from investing activities
Purchase of property and equipment	(135)	(1,429)	(3,098)
Purchase of capacity and loading rights	(1,504)	-	(1,504)
Proceeds on sale of property and equipment	69	-	69
Exercise of mining rights options	-	-	(102)
Deposits	-	(1)	(14)
Cash paid in acquisitions	-	(2,288)	(4,597)
Cash received in acquisitions	-	26	82
Net cash used in investing activities	(1,570)	(3,691)	(9,164)

Cash flows from financing activities
Proceeds from notes receivable	-	-	635
Payment for notes receivable	-	(275)	(275)
Borrowings under notes payable	47	-	4,047
Repayments under notes payable	(59)	(44)	(578)
Issuance of common stock	-	500	10,641
Redemption of common stock	-	-	(275)
Net cash (used in) provided by financing activities	(12)	181	14,195

Net increase (decrease) in cash	(2,467)	(3,272)	551

Cash and cash equivalents, beginning of period	3,018	7,686	-

Cash and cash equivalents, end of period	$ 551	$ 4,414	$ 551

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows (continued)

(In thousands)

(Unaudited)

Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	October 31,	to September 30,
	2006	2005	2006
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$ 106	$ 89	$ 650
Income Taxes	$ 11	$ -	$ 11

Non-Cash Investing and Financing Activities
Common stock issued in partial payment of note receivable	$ -	$ (325)	$ (325)
Software acquired under capital lease	$ -	$ (27)	$ (27)
Common stock issued in partial payment of acquisition of
E-Rail Logistics, Inc.	$ -	$ (4,650)	$ (1,803)
Note payable issued in partial payment of acquisition of
Cranberry Creek Railroad, Inc.	$ -	$ -	$ (500)
Interest accrued to notes payable	$ (28)	$ -	$ (104)

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements

September 30, 2006

(Unaudited)

Note 1. Basis of Presentation and Accounting Policies

Unaudited Interim Financial Information. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The balance sheet as of June 30, 2006 has been derived from the audited consolidated financial statements of Chartwell International, Inc. at that date. Unless stated otherwise, references in this Form 10-QSB to “we,” “us,” or “our” refer to Chartwell International, Inc.

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for three-month period ended September 30, 2006 and the operating results from inception on March 3, 2005 through September 30, 2006 are not necessarily indicative of the results that may be expected for year ended June 30, 2007. Further, we have had limited operations in all reporting periods through September 30, 2006. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB filed on September 27, 2006.

Principles of Consolidation

The consolidated financial statements as at September 30, 2006 and for the three months ended September 30, 2006 include the accounts of Chartwell International, Inc., and the operations of our wholly owned subsidiaries Belville Mining Company, Inc. (“Belville”), Greater Ohio Resources, Inc. (“Greater Ohio”), Greater Hudson Resources, Inc. (“Greater Hudson”), Hudson Logistics, Inc. (“Hudson”), Hudson Logistics Loading, Inc. (“HLL”), Cranberry Creek Railroad, Inc., (“Cranberry Creek”) and Middletown and New Jersey Railway Company, Inc. (“MNJ”). The consolidated financial statements for the three months ended October 31, 2005 include the accounts of Chartwell International, Inc. and the operations of our wholly-owned subsidiaries Belville and E-Rail Logistics, Inc. (“E-Rail”). On April 1, 2006 we assigned all the assets and liabilities of E-Rail and transitioned its operations to Hudson. The corporate charter of E-Rail was surrendered on August 2, 2006. On May 12, 2006 we assigned all the assets and liabilities of Cranberry Creek to MNJ and began the process to surrender the corporate charter of Cranberry Creek. Inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are not limited to the valuation of stock-based compensation.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

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

Stock Based Compensation

On February 8, 2006 our shareholders approved a stock based compensation plan (the “2006 Plan”) for the benefit of our employees, directors and other eligible parties. The 2006 Plan permits the granting of restricted stock and options of up to 9% of our outstanding common stock including common stock that is convertible from other securities. Effective with our current fiscal year that began on August 1, 2005, we adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments”.

As part of adopting the modified prospective approach during the transitional period, the Company has implemented the modified prospective application for SFAS No. 123(R) that includes the determination of a one-time cumulative effect adjustment for the portion of stock options granted after December 15, 1994 that had not vested by July 31, 2005. No cumulative effect adjustment was required as the Company did not have any prior stock option grants outstanding nor did the Company have a stock based compensation plan.

Recently Issued Accounting Pronouncements

SFAS No. 123(R)

In March 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Ownership Plan) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005. We adopted SFAS No. 123(R) effective with our fiscal year that began on August 1, 2005.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 2. Description of Business

We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are developing natural resources, rail-based transportation industries and related infrastructures. We are pursuing a growth strategy through successful acquisitions of assets, properties and access rights that can be synergistically combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management.

Until early 2005 our principal activity consisted of the oversight of investments, principally in College Partnership, Inc. On January 31, 2005, we transferred all assets and liabilities to our then wholly-owned subsidiary, Kingsley Capital, Inc. (“Kingsley”) and subsequently transferred all of our Kingsley stock to our then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley. On March 23, 2005, in two separate but concurrent transactions, we sold 25,838,433 pre-split shares of our common stock to Imre Eszenyi in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley, and our controlling affiliates sold an additional 19,161,567 pre-split shares of our common stock to Imre Eszenyi in a private transaction for $250,000.

Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the natural resources and rail-based transportation industries. Most of our activities during the period from March 3, 2005 to September 30, 2006 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.

On September 8, 2005, we acquired E-Rail, a development stage company with assets and minimal operations in the solid waste transportation and disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville, based in Ohio, which has significant interests and rights to over 9,600 acres of land and minerals in South-Central Ohio, a portion of which land we intend to permit for certain industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate at this time when operational use of the property will begin. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that it is functioning as one of our direct subsidiaries.

On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson. We surrendered the corporate charter of E-Rail on August 2, 2006.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 2. Description of Business (continued)

On April 26, 2006, we completed the acquisition of Cranberry Creek, a New Jersey corporation including its wholly-owned subsidiary, MNJ, that owns and operates a regional short-line railroad in Middletown, New York. MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.

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

On August 29, 2006, our wholly-owned subsidiaries, Hudson and HLL completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,475,000 and agreed to either payoff or assume certain equipment loans and leases.

We acquired the Facility Capacity Agreement and Railroad Car Loading agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. Our initial plans for this location are to operate as a transload facility to attract truckers hauling construction and demolition debris to our site, where we will load the debris onto railway cars and ship the debris to landfill sites in Ohio owned and operated by third party providers. We began transload activities on this site on September 11, 2006.

Our executive and administrative offices are based in Morristown, New Jersey.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 3. Acquisitions

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

Pursuant to SEC Regulation S-X Rule 3-05 and 11-01 and ETIF 98-3: Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, we determined that the acquisition did not constitute a business combination. E-Rail lacked almost all the significant elements to constitute a "business" at the time of the acquisition, was in the development stage and had not commenced planned principal operations. As such, the transaction is treated as an acquisition of assets.

The Purchase price included:

Cash	$ 2,867,000
1,201,981 shares of common stock @ $1.50 per share	1,803,000
Assumption of debt	1,822,000

Total Purchase Price	$ 6,492,000

The total purchase price was allocated to the assets acquired as follows:

Cash	$ 26,000
Other Assets	5,000
Property and Equipment	108,000
Land	1,008,000
Mineral Rights	1,606,000
Option for Mineral Rights	3,739,000

Total Assets Acquired	$ 6,492,000

On March 15, 2006, the original purchase price of $9,165,000 was reduced as part of the settlement of a lawsuit, involving a claim by a former member or creditor of E-Rail. The reduced purchase price included the return of some property and equipment acquired and its associated debt and the reduction of common shares issued to selling shareholders partially offset by additional cash payments.

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

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 3. Acquisitions (continued)

E-Rail Logistics, Inc. (continued)

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

Our management believes that at the date of the acquisition the book value of the land, mineral rights and mineral rights under option as reported by the acquired company does not reflect fair value. To establish fair value, we received an independent appraisal of the land and a portion of the mineral rights owned prior to the close of the transaction. Additionally, we conducted a reserve analysis and obtained a lease proposal to mine our minerals. Our management determined the fair value of the land, mineral rights and mineral rights under option based on the appraisal, analysis and proposal, and allocated the excess purchase price to the land, mineral rights and mineral rights under option on a pro-rata basis. As a result of the purchase price reduction that occurred on March 15, 2006, the net reduction after accounting for the reduction of property and equipment and its associated debt was applied on a pro-rata basis to the mineral rights and mineral rights under option.

Following an analysis of other contracts and rights acquired, our management determined that there was no additional value that should be allocated from the excess purchase price to those other contracts and rights.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 3. Acquisitions (continued)

Cranberry Creek Railroad, Inc.

On April 26, 2006, we completed the acquisition of 100% of the outstanding common shares of Cranberry Creek. Cranberry Creek’s primary asset is its wholly-owned subsidiary MNJ which owns and operates a regional short-line railroad located in Middletown, New York. The acquisition price of $2,230,000 includes $1,730,000 paid in cash and a convertible note payable in the amount of $500,000. We completed the purchase of the first 66 2/3% of Cranberry Creek’s outstanding common shares on February 10, 2006 and we have used this date for the purposes of valuation and the commencement of the inclusion of the results of operations in Chartwell. MNJ consists of approximately 14.6 miles of rail track (approximately 2 miles of the track is in usable condition) that run from Middletown, New York south to the New Jersey state border and several parcels of land in Orange County, New York for a total of approximately 13 8 acres. The MNJ interchanges with Norfolk Southern Corporation’s railroad at its northern end.

The table below presents the balances of each major asset and liability caption of Cranberry Creek as of the acquisition date. We determined the allocation of the purchase price of Cranberry based on the following:

Cash, accounts receivable, accounts payable and accrued liabilities were recorded at the carrying value at the date of the acquisition, which our management believes reflected the fair value.

Our management believes that at the date of the acquisition, the book value of the land, property and equipment as reported by Cranberry Creek does not reflect its fair value. To establish fair value, we received an independent appraisal of the land, property and equipment based on the closing date or our acquisition. Our management determined the fair value of the land, property and equipment based on the appraisal and allocated the excess purchase price to the land, property and equipment on a pro-rata basis.

February 10, 2006
Cash	$ 56,000
Accounts receivable	2,000
Land	726,000
Property and equipment	1,524,000
Accounts payable and accrued liabilities	(78,000)

Purchase price	$ 2,230,000

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 4. Capacity and Loading Rights

On August 29, 2006, our wholly-owned subsidiaries, Hudson and HLL, completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with Greenwood. One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements, Hudson and HLL paid an aggregate of $1,475,000. Additionally, we incurred approximately $29,000 in legal fees bringing our capitalized cost of the capacity and loading rights to $1,504,000. We further agreed to either payoff or assume certain equipment loans and leases. We began operations under the capacity and loading agreements in Passaic, New Jersey on September 11, 2006.

Note 5. Notes Payable

On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 5.5% to 6.5% per annum secured by land and equipment owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,636,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our current accessible borrowing rate based on recent proposal for debt financing on comparable assets. As of September 30, 2006 the outstanding balances were $1,304,000 of which $317,000 are due in one year or less.

On February 15, 2006, we issued a $500,000 convertible note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, is due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into our common stock at rate of $3.165 per share at any time. At September 30, 2006, the balance of the note payable plus accrued interest was $500,000 and there was $5,000 of accrued interest.

On March 15, 2006, we issued a $1,000,000 convertible note payable to an accredited private investor. The note bears interest at the rate of 6% per annum, is due on March 15, 2009, interest accrues until the note is repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.00 per share at any time. At September 30, 2006, the balance of the note payable plus accrued interest was $1,033,000.

On April 30, 2006, we issued a $3,000,000 secured convertible note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.30 per share at any time. At September 30, 2006, the balance of the note payable was $3,000,000 and there was no accrued interest.

On September 14, 2006, we executed a secured note payable for $47,000 with Foley Equipment in connection was the purchase of equipment for our waste transload facility. The note bears no interest, is payable in 36 monthly principal installments of $1,315, and is secured by the equipment purchased. At September 30, 2006, the balance of the note payable was $47,000.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 6. Equity

Stock Options

Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 1,428,534 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

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

During the three-month period ended September 30, 2006 and the three-month-period October 31, 2005 we did not grant any stock options to our employees or directors.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 6. Equity (continued)

Stock Options (continued)

The following table summarizes information about stock option transactions for the period shown:

All Options	Three Month Period Ended September 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	350,000	$ 2.83
Options granted	-	-
Options forfeited	-	-
Options expired	-	-
Options exercised	-	-
Outstanding at end of period	350,000	$ 2.83
Exercisable at end of period	-	$ -

Non-vested Options	Three Month Period Ended September 30, 2006
	Shares	Weighted Average Exercise Price
Non-vested at beginning of period	350,000	$ 2.83
Options granted	-	-
Options forfeited	-	-
Options expired	-	-
Options vested	-	-
Non-vested at end of period	350,000	$ 2.83

The weighted average remaining contractual lives of the options outstanding and options exercisable at September 30, 2006, were 4.5 years and 0.0 years respectively.

We recorded $34,000 of compensation expense for employee stock options during the three month period ending September 30, 2006. At September 30, 2006 there was a total of $228,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the three month period ended September 30, 2006 was approximately $0.

Chartwell International, Inc.

Notes to Interim Consolidated Financial Statements (continued)

September 30, 2006

(Unaudited)

Note 7. Related Party Transactions

On March 15, 2006, we entered into a two-year management advisory agreement with Orchestra Finance, LLP, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of September 30, 2006, we reported $30,000 due to Orchestra for consulting and financing placement fees under the agreement.

We paid $0 in cash for legal services to a law firm, during the three months ended September 30, 2006, at which a director of ours is a shareholder. As of September 30, 2006, we reported $24,000 due to this same firm for legal services.

We also reimbursed officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with our expense reimbursement policy.

Note 8. Contingencies and Commitments

Legal Proceedings

In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by our management as a normal part of business, and there are no currently pending actions or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis or Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements

Overview

We are currently a development stage company focused on the natural resources and rail-based transportation industries, including related infrastructures, and evaluate opportunities for expansion within those industries through acquisition or other strategic relationships.

During the current quarter we began limited operations through our Hudson and HLL units that included providing rail-based solid waste transportation and disposal services from our Passaic, New Jersey transload facility and contract services for solid waste transportation and disposal for a national corporation.

Background and Corporate History

We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries are developing natural resources, rail-based transportation industries and related infrastructures. We are pursuing a growth strategy through successful acquisitions of assets, properties and access rights that can be synergistically combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management.

Until early 2005 our principal activity consisted of the oversight of investments, principally in College Partnership, Inc. On January 31, 2005, we transferred all assets and liabilities to our then wholly-owned subsidiary, Kingsley Capital, Inc. and subsequently transferred all of our Kingsley stock to our then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, in two separate but concurrent transactions, we sold 25,838,433 pre-split shares of our common stock to Imre Eszenyi in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley Capital, and our controlling affiliates sold an additional 19,161,567 pre-split shares of our common stock to Imre Eszenyi in a private transaction for $250,000.

Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the natural resources and rail-based transportation industries. Most of our activities during the period from March 3, 2005 to September 30, 2006 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.

On September 8, 2005, we acquired E-Rail, a development stage company with assets and minimal operations in the solid waste transportation and disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in South-Central Ohio, a portion of which land we intend to permit for certain industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that it is functioning as one of our direct subsidiaries.

On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson. We surrendered the corporate charter of E-Rail on August 2, 2006.

On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc., a New Jersey corporation including its wholly-owned subsidiary, MNJ. that owns and operates a regional short-line railroad in Middletown, New York . MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.

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

On August 29, 2006, our wholly-owned subsidiaries, Hudson and HLL completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,475,000. Additionally, we incurred approximately $29,000 in legal fees bring our capitalized cost of these agreements to $1,504,000. We further agreed to either payoff or assume certain equipment loans and leases.

We acquired the Capacity and Loading agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. Our initial plans for this location are to operate as a transload facility to attract truckers hauling construction and demolition debris to our site, where we will load the debris onto railway cars and ship the debris to landfill sites in Ohio owned and operated by third party providers. We began transload activities on this site on September 11, 2006.

Recent Developments

Hudson Logistics, Inc.

In addition to our recently opened transload facility in Passaic, New Jersey, we are focusing our business development efforts in intermodal services. Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation, which typically includes a rail and truck segment.

We have purchased rail cars and containers, and through Hudson, we have agreements with intermodal and maintenance facilities to support our operations. We anticipate that we will continue to enter into similar arrangements to facilitate the transportation of commodities and bulk materials.

Greater Ohio Resources, Inc.

We have begun and will continue to apply for all necessary permits to utilize portions of our Ohio properties for certain commercial and industrial uses. This application process could take up to one year for approval. While we intend to aggressively pursue such applications, there are no guarantees we will be successful.

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

Critical Accounting Policies and Estimates

Our Financial Statements are based on the selection and application of significant accounting policies, which require our management to make estimates and assumptions that affect the amounts reported in the Balance Sheets and the Statements of Operations. We believe that the following are the most critical areas that may affect our financial condition and results of operations.

Revenue Recognition. We generate revenue from solid waste transportation and disposal services and from rail transportation. The timing of our revenue recognition for solid waste transportation and disposal services depends on the type of service that we provide to our customers. We recognize revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognize revenue for waste management services when we complete the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility are generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services are generally 15 to 30 days. We generate limited revenue from rail transportation and we recognize revenue on the completion of transportation across our short line railroad. Our credit terms are generally 15 to 30 days. We do not maintain reserves for potential credit losses in either solid waste disposal services or rail transportation as we have limited historical experience of credit losses and we have not incurred any losses since we began generating revenue in February 2006.

Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 1,428,534 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

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

Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. As of September 30, 2006, our management has not identified any impaired assets.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and October 31, 2005

We reported a net loss for the three months ended September 30, 2006 of $785,000 or $0.06 per share on a basic and diluted basis as compared to a loss of $1,112,000 or $0.08 per share on a basic and diluted basis for the three months ended October 31, 2005. As a result of the change in our fiscal year end from July 31 to June 30 effective with our fiscal year beginning July 1, 2006, we are making comparisons to previous periods that are off by one month.

Revenues

Revenues for the three months ended September 30, 2006 of $1,549,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $279,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $1,238,000 and rail transportation income from MNJ of $32,000. We did not record any revenue during the three month period ended October 31, 2005 as we had no active operations at that time.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2006 of $1,468,000 or 94.8% of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. Our cost of revenues will vary from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. We did not record any revenues during the three-month period ended October 31, 2005 and therefore we did not have any cost of revenues.

Gross Profit

Gross profit for the three months ended September 30, 2006 of $81,000 or 5.2% of revenues. Our gross profit as a percentage of revenue will vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’. We did not record any revenues during the three month period ended October 31, 2005 and therefore did not have any gross profit.

General and Administrative Expenses

General and administrative expenses decreased by $265,000 to $802,000 for the three month period ended September 30, 2006 from $1,067,000 for the three month period ended October 31, 2005. General and administrative expenses during the current period consisted primarily of the following:

•	salaries and employee expenses of $249,000
•	engineering and other consulting services of $109,000
•	rents, utilities, telephone and office related expenses of $64,000
•	professional fees of $164,000
•	investment and management consulting fees of $30,000
•	travel expenses of $57,000
•	depreciation and amortization expense of $39,000.

General and administrative expenses during the three-month period ended October 31, 2005 consisted primarily of the following:

•	salaries and employee expenses of $110,000
•	rents, utilities, telephone and office related expenses of $31,000
•	professional fees of $900,000
•	travel expenses of $23,000

With exception of the reduction of professional fees, general and administrative expenses increased due to commencement of our operations in waste disposal and management services during the three month period ended September 30, 2006 and as a result of on-going short line rail operations at MNJ that did not exist in the comparable three month period ended October 31, 2005. Professional fees for the three-month period ending October 31, 2005 included approximately $705,000 of expenses from the issuance of shares of common stock to our board members for their services and to financial advisors in connection with raising capital and advice on the acquisition of our subsidiaries.

Other Income and Expenses

Other expenses increased by $14,000 to $59,000 for the three-month period ended September 30, 2006 from $45,000 for the three-month period ended October 31, 2005. Other expenses incurred during the current period consisted of net interest expense of $118,000 that was partially offset by gains on sales of scrap equipment from our Belville unit of $59,000. Other expenses for the three-month period ended October 31, 2005 included net interest expense of $13,000 and finance placement fees of $32,000. Net interest expense increased $105,000 in current period over the comparable period last year due to the combination of increased debt financing during the latter part of fiscal 2006 and the reduction of cash balances earning interest.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of $742,000. We recorded a loss for the three-month period ended September 30, 2006 of $785,000 and we have accumulated losses from inception on March 3, 2005 of $5,057,000. Given our September 30, 2006 cash balance of $551,000 and our projected operating cash requirements, we anticipate that our existing capital resources may be adequate to satisfy our cash flow requirements through June 30, 2007 provided that we do not expand current operations. However, to execute our acquisition strategy and business plan we anticipate that we will have to raise additional capital through asset based lines of credit and term loans or additional debt or equity financings to fund additional operations and acquisitions during the next six to twelve months.

Cash decreased by $2,467,000 for the three months ended September 30, 2006 from $3,018,000 to $551,000.

We reported cash flow used in operations of $885,000 consisting primarily of our net loss of $785,000 and an increase in accounts receivable of $915,000 partially offset by an increase of $869,000 in accounts payable and accrued liabilities including amounts due to related parties.

Cash used in investing activities totaled $1,570,000 consisting primarily of our purchases of property and equipment of $135,000 and capacity and loading rights for our transload facility of $1,504,000.

Cash used by financing activities totaled $12,000 consisted of principal payments on notes payable of $59,000 partially offset by the proceeds from a secured note payable of $47,000.

Our long-term debt includes approximately $334,000 of principal payments and $406,000 in accrued interest expenses that are due within the next year. The potential impact of servicing our long-term debt on short-term liquidity may be a reduction in cash available for contemplated infrastructure improvements and potential acquisitions. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.

Although we have recently begun transload and other waste management activities through our Hudson and HLL subsidiaries, and, we intend to obtain all the necessary permits to operate a landfill on our recently acquired Ohio properties, there are no guarantees that we will be successful. If we are not successful, that may have a material adverse effect on how soon we will be able to generate significant revenue and cash flow from on-going operations. Additionally, we intend to make infrastructure improvements to MNJ to facilitate the expansion of our rail transportation operations. We have been approved for grants from the New York State Department of Transportation and we are currently requesting additional grants. The level of infrastructure spending is dependent on our success at receiving grants and there is no guarantee as to the level of approved grants that we may ultimately receive. Any such shortfall in projected revenues or limitations of grants may cause us to seek additional financing at an earlier date. There are no assurances that such financing will be available, or be available on terms acceptable to us.

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

We may not be able to attract the required capital, through either debt or equity financings, in order to complete strategic acquisitions or make required purchases of capital equipment needed to conduct our operations efficiently, either of which could adversely affect our financial condition and ability to execute on our business plan. We anticipate that any future business acquisitions will be financed through cash from potential operations, borrowings, the issuance of shares of our common stock and/or seller financing. If acquisition candidates are unwilling to accept, or we are unwilling to issue, shares of our common stock as part of the consideration for such acquisitions, we may be required to use more of our available cash resources or debt, to the extent it is available, to fund such acquisitions. To the extent that cash from potential operations and debt are insufficient to fund acquisitions, we will require additional equity and/or debt financing, the terms of which may be unfavorable or unavailable. Additionally, growth through the development or acquisition of new landfills, railroads, transfer stations and other facilities, as well as the ongoing maintenance of such landfills, railroads, transfer stations or other facilities, may require substantial capital expenditures. There can be no assurance that we will have sufficient existing capital resources or be able to raise sufficient additional capital resources on terms satisfactory to us to meet any or all of the foregoing capital requirements. For example, our wholly-owned subsidiary, Middletown and New Jersey Railroad has been approved for a federal railroad improvement grant; however, there are no assurances that we will be successful in receiving such funding if we do not meet certain state and local regulatory requirements.

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

We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of September 30, 2006, we had indebtedness of $5,884,000 of which $334,000 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.

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

Increased consolidation and competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices. During the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. According to the National Mining Association (“NMA”), in 1994, the top ten coal producers accounted for approximately 45% of total domestic coal production. By 2004, however, the top ten coal producers’ share had increased to approximately 69% of total domestic coal production, according to the NMA. Consequently, some of our competitors in the domestic coal industry are major coal producers who have greater financial resources than we do. The intense competition among coal producers may impact our ability to retain or attract customers and may, therefore, adversely affect our future revenue and profitability. Recent increases in coal prices could encourage the development of expanded coal producing capacity in the United States. Any resulting overcapacity from existing or new competitors could reduce coal prices and, therefore, our revenue.

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

Our inability to maintain landfill permits and licenses could adversely affect financial resources or require significant expenditures to comply with the regulations, either of which could materially affect gross margins and cash flow from operations. If we implement our strategy for landfill ownership and operation, it will be necessary to obtain and maintain in effect one or more licenses or permits, as well as zoning, environmental and/or other land use approvals. These licenses or permits and approvals are difficult and time-consuming to obtain and renew and are frequently subject to opposition by various elected officials or citizens’ groups, whose positions may change in the future in ways that may adversely effect continuing operations or materially affect the cost of operations. The design, operation and closure of landfills are extensively regulated. These regulations include, among others, the Resource Conservation and Recovery Ad (“RCRA”), Subtitle D (“Subtitle Regulations”). Failure to comply with these regulations could require us to undertake investigatory or remedial activities, to curtail operations or to close a landfill temporarily or permanently. Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at costs that may be substantial. The failure of regulatory agencies to enforce these regulations vigorously or consistently may give an advantage to our competitors whose facilities do not comply with the Subtitle D Regulations or their state counterparts. Our financial obligations arising from any failure to comply with these regulations could have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to liability for any environmental damage that our solid waste facilities may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, which could materially impact our cash flow in any given period. Our potential liability includes damage resulting from conditions existing prior to the acquisition of such facilities by us. We may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by us or our predecessors. Any substantial liability for environmental damage incurred by us could have a material adverse effect on our business, financial condition and results of operations. Further, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several strict liabilities on the present owners and operators of facilities from which a release of hazardous substances into the environment has occurred, as well as any party that owned or operated the facility at the time of disposal of the hazardous substances, regardless of when the hazardous substance was first detected. CERCLA defines the term “hazardous substances” very broadly to include more than 700 substances that are specified under RCRA, have specific hazardous characteristics defined under RCRA or are regulated under any of several other statutes. Similar liability is imposed on the generators of waste that contains hazardous substances and on hazardous substance transporters that select the treatment, storage or disposal site. All such persons, who are referred to as potentially responsible parties, generally are jointly and severally strictly liable for the expense of waste site investigation, waste site cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with all relevant laws and regulations. These costs can be very substantial. Furthermore, such liability can be based on the existence of even very small amounts of hazardous substances; unlike most of the other statutes that regulate hazardous substances, CERCLA does not require any minimum volume or concentration of a hazardous substance to be present before imposing liability. It is likely that hazardous substances have in the past come to be located in landfills with which we are or will become associated. If any of our sites or operations ever experiences environmental problems, we could be subject to substantial liability, which could have a material adverse effect on our business, financial condition and results of operations. As such we carry a broad range of insurance coverage, including, general liability, real and personal property, directors’ and officers’ liability and other coverages we believe are customary in the industries we operate. However, there is no assurance that the level of insurance coverage we have procured is sufficient to protect us against all liabilities.

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

Item 3. Controls and Procedures

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the first quarter of fiscal 2007 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting. Our management is taking steps to address such weaknesses, including the hiring of additional accounting staff to allow for segregation of duties. One additional accounting staff was hired during the quarter ended September 30, 2006.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SIGNATURES IMMEDIATELY FOLLOW

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC. (Registrant)
Date: October 25, 2006	By: /s/ Imre Eszenyi Imre Eszenyi, Acting President (Principal Executive Officer) and Chairman of the Board
Date: October 25, 2006	By: /s/ Paul Biberkraut Paul Biberkraut, Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibits

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes Oxley Act of 2002
31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002
32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002