Form 10QSB/A
period 2006-09-30
Chartwell International, Inc.
filed 2007-01-16
CIK 1329184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A-1

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File No. 000-51342
CHARTWELL INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-3979080
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
177 Madison Avenue, 2nd Floor
Morristown, New Jersey 07960
(Address of Principal Executive Offices)
(973) 400-7010
(Issuer’s Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2006 the Registrant had 13,921,361 outstanding shares of common stock, $0.001 par value per share.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

EXPLANATORY NOTE
     We are filing this amendment No. 1 to our quarterly report on Form 10-QSB for the quarter ended September 30, 2006 to amend and restate certain sections in response to a comment letter we received from the Securities and Exchange Commission regarding our Post Effective Amendment No. 2 to Form SB-2. The following sections are amended and restated to provide further clarity: “Management’s Discussion and Analysis or Plan of Operation,” and “Financial Statements.”
     Except as otherwise expressly stated, the information in this amendment No. 1 is as of October 25, 2006, the date on which the original Form 10-QSB was filed, and this amendment No. 1 does not purport to provide an update or discussion of any developments subsequent to the original filing date.

CHARTWELL INTERNATIONAL, INC.
FORM 10-QSB
SEPTEMBER 30, 2006
INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Consolidated Balance Sheets at September 30, 2006 (Unaudited) and June 30, 2006	4

Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2006 and October 31, 2005, and, from inception on March 3, 2005 to September 30, 2006	5

Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2006 and October 31, 2005, and, from inception on March 3, 2005 to September 30, 2006	6

Notes to Interim Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis or Financial Conditions and Results of Operation	21

Item 3. Controls and Procedures	35

Signatures	36

Exhibits	37
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Chartwell International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands)

	September 30,	June 30,
	2006	2006
	(Unaudited)
Assets

Current Assets
Cash	$551	$3,018
Accounts receivable	940	25
Deposits	550	533
Prepaid expense and other	88	38

Total current assets	2,129	3,614

Long-term Assets
Property and equipment, net	4,672	4,573
Land	1,735	1,735
Mineral rights	5,447	5,447
Capacity and loading rights, net	1,492	—
Other	19	19

Total long-term assets	13,365	11,774

Total Assets	$15,494	$15,388

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$999	$191
Due to related parties	54	21
Notes payable	334	310

Total current liabilities	1,387	522

Long-term Liabilities
Notes payable, net of current portion	5,550	5,557

Total long-term liabilities	5,550	5,557

Total Liabilities	6,937	6.079

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized Common shares, $0.001 par value, 100,000 shares authorized 13,896 issued and outstanding at September 30, 2006 and June 30, 2006	14	14
Additional paid in capital	13,600	13,566

Accumulated deficit	(5,057)	(4,271)

Total stockholders’ equity	8,557	9,309

Total Liabilities and Stockholder’s Equity	$15,494	$15,388

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	October 31,	to September 30.
	2006	2005	2006
Revenues	$1,549	$—	$1,600
Cost of revenues	1,468	—	1,468

Gross profit	81	—	132

General and administrative expenses	802	1,067	4,014

Loss from operations	(721)	(1,067)	(3,882)

Other income (expense)

Interest, net	(118)	(13)	(245)
Gain on sale of property and equipment	59	—	59
Gain on notes settlements	—	—	74
Finance placement fees	—	(32)	(1,058)

Total other income (expense)	(59)	(45)	(1,170)

Loss before income tax provision	(780)	(1,112)	(5,052)

Income tax provision	5	—	5

Net loss	$(785)	$(1,112)	$(5,057)

Net loss per common share, basic and diluted	$(0.06)	$(0.08)	$(0.41)

Weighted average number of common shares outstanding, Basic and diluted	13,896	14,044	12,254

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	October 31,	to September 30,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(785)	$(1,112)	$(5,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	39	3	88
Gain on sale of property and equipment	(59)	—	(59)
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	—	—	(40)
Fair value of stock options granted	34	—	66
Fair value of common stock issued for services	—	705	1,254
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	(915)	—	(938)
Deposits	(17)	390	(550)
Prepaid and other	(51)	(31)	(88)
Accounts payable and accrued liabilities	836	130	825
Due to related parties	33	153	54

Net cash (used in) provided by operating activities	(885)	238	(4,480)

Cash flows from investing activities
Purchase of property and equipment	(135)	(1,429)	(3,098)
Purchase of capacity and loading rights	(1,504)	—	(1,504)
Proceeds on sale of property and equipment	69	—	69
Exercise of mining rights options	—	—	(102)
Deposits	—	(1)	(14)
Cash paid in acquisitions	—	(2,288)	(4,597)
Cash received in acquisitions	—	26	82

Net cash used in investing activities	(1,570)	(3,691)	(9,164)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	(275)	(275)
Borrowings under notes payable	47	—	4,047
Repayments under notes payable	(59)	(44)	(578)
Issuance of common stock	—	500	10,641
Redemption of common stock	—	—	(275)

Net cash (used in) provided by financing activities	(12)	181	14,195

Net increase (decrease) in cash	(2,467)	(3,272)	551

Cash and cash equivalents, beginning of period	3,018	7,686	—

Cash and cash equivalents, end of period	$551	$4,414	$551

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (continued)
(In thousands)
(Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	October 31,	to September 30,
	2006	2005	2006
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$106	$89	$650

Income Taxes	$11	$—	$11

Non-Cash Investing and Financing Activities
Common stock issued in partial payment of note receivable	$—	$(325)	$(325)

Software acquired under capital lease	$—	$(27)	$(27)

Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$(4,650)	$(1,803)

Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)

Interest accrued to notes payable	$(28)	$—	$(104)

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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)
Note 1. Basis of Presentation and Accounting Policies (continued)
     Revenue Recognition
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
     SFAS No. 123(R)
     In March 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Ownership Plan) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005. We adopted SFAS No. 123(R) effective with our fiscal year that began on August 1, 2005.

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
     Pursuant to SEC Regulation S-X Rule 3-05 and 11-01 and ETIF 98-3: Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, we determined that the acquisition did not constitute a business combination. E-Rail lacked almost all the significant elements to constitute a “business” at the time of the acquisition, was in the development stage and had not commenced planned principal operations. As such, the transaction is treated as an acquisition of assets.
     The Purchase price included:

Cash	$2,867,000
1,201,981 shares of common stock @ $1.50 per share	1,803,000
Assumption of debt	1,822,000

Total Purchase Price	$6,492,000

     The total purchase price was allocated to the assets acquired as follows:

Cash	$26,000
Other Assets	5,000
Property and Equipment	108,000
Land	1,008,000
Mineral Rights	1,606,000
Option for Mineral Rights	3,739,000

Total Assets Acquired	$6,492,000

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
     We are amortizing the capacity and loading rights over a ten-year period on a straight line basis. We have recorded $13,000 of amortization expense for the three-month period ending September 30, 2006 and the accumulated amortization of capacity and loading rights at September 30, 2006 was $13,000. The amortization expense to be recorded for the fiscal year ending June 30, 2007 will be $125,000 and will be $151,000 each year for the subsequent four fiscal years.
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
     On April 30, 2006, we issued a $3,000,000 secured convertible note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.30 per share at any time. At September 30, 2006, the

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)
     Note 5. Notes Payable (continued)
     balance of the note payable was $3,000,000 and there was no accrued interest.
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
Note 6 — Equity (continued)
Stock Options (continued)
The following table summarizes information about stock option transactions for the period shown:

Three Month Period Ended
September 30, 2006
Weighted Average
All Options	Shares	Exercise Price

Outstanding at beginning of period	350,000	$2.83
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	350,000	$2.83

Exercisable at end of period	—	$—

Three Month Period Ended
September 30, 2006
Weighted Average
Non-vested Options	Shares	Exercise Price

Non-vested at beginning of period	350,000	$2.83
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	—	—

Non-vested at end of period	350,000	$2.83

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
     We are a multi-industry holding company that is currently in the development stage. We, through our wholly-owned subsidiaries, are providers of rail-based transportation primarily focused on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We are pursuing a growth strategy through successful acquisitions of assets, properties and access rights that can be synergistically combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. Additionally, we are in the preliminary stages of evaluating the optimal business strategy to monetizing some mineral and mineral rights assets that we acquired.
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
     Revenues
     Revenues for the three months ended September 30, 2006 of $1,549,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $279,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $1,238,000 and rail transportation income from MNJ of $32,000. The waste management contract was for the transportation of a certain type of solid waste from the customer’s site to a landfill. We received disposal fees and revenue was recognized upon performance of the services. We did not record any revenue during the three month period ended October 31, 2005 as we had no active operations at that time.
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

     During the three months ended September 30, 2006, we acquired capacity and loading rights for and began operations of our transload facility in Passaic, New Jersey, and other revenue generating activities in waste management. These events had the most significant impact on our cash flow in this period. We used approximately $1,603,000 to acquire the rights and related property and equipment for our transload facility. Prior to the period ended September 30, 2006, our accounts receivable balances were not material. During the period ended September 30, 2006, we began significant revenue generating activities including the granting of credit to our customers that impacted our cash flow by approximately $915,000. The following is a summary discussion of our cash flow.
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

CHARTWELL INTERNATIONAL, INC.
(Registrant)

Date: January 16, 2007	By: /s/ Imre Eszenyi

Imre Eszenyi, Acting President
(Principal Executive Officer) and Chairman of the Board

Date: January 16, 2007	By: /s/ Paul Biberkraut

Paul Biberkraut, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibits

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes -Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002