Form 10QSB
period 2006-12-31
Chartwell International, Inc.
filed 2007-02-08
CIK 1329184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
(973) 400-7010
(Issuer’s Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 8, 2007 the Registrant had 14,041,361 outstanding shares of common stock, $0.001 par value per share.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CHARTWELL INTERNATIONAL, INC.
FORM 10-QSB
DECEMBER 31, 2006
INDEX

		PAGE
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at December 31, 2006 (Unaudited) and June 30, 2006	3

	Consolidated Statements of Operations (Unaudited) for the three months and six months ended December 31, 2006 and January 31, 2006, and, from inception on March 3, 2005 to December 31, 2006	4

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2006 and January 31, 2006, and, from inception on March 3, 2005 to December 31, 2006	5

	Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operation	20

Item 3.	Controls and Procedures	36

Signatures		37

Exhibits		38
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Chartwell International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands)

	December 31,	June 30,
	2006	2006
	(Unaudited)
Assets
Current Assets
Cash	$403	$3,018
Accounts receivable	227	25
Deposits	554	533
Prepaid expense and other	60	38

Total current assets	1,244	3,614

Long-term Assets
Property and equipment, net	5,158	4,573
Land	1,735	1,735
Mineral rights	5,447	5,447
Capacity and loading rights, net	1,458	—
Other	295	19

Total long-term assets	14,093	11,774

Total Assets	$15,337	$15,388

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$792	$191
Due to related parties	100	21
Notes payable	281	310

Total current liabilities	1,173	522

Long-term Liabilities
Notes payable, net of current portion	6,219	5,557

Total long-term liabilities	6,219	5,557

Total Liabilities	7,392	6,079

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized Common shares, $0.001 par value, 100,000 shares authorized 14,041 shares and 13,896 issued and outstanding at December 31, 2006 and June 30, 2006, respectively	14	14
Additional paid in capital	13,954	13,566

Accumulated deficit	(6,023)	(4,271)

Total stockholders’ equity	7,945	9,309

Total Liabilities and Stockholder’s Equity	$15,337	$15,388

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

					Cumulative
	For the three	For the three	For the six	For the six	from March 3,
	months ended	months ended	months ended	months ended	2005, Inception
	December 31,	January 31,	December 31,	January 31,	to December
	2006	2006	2006	2006	31, 2006
Revenues	$1,623	$—	$3,172	$—	$3,223
Cost of revenues	1,554	—	3,022	—	3,022

Gross profit	69	—	150	—	201

General and administrative expenses	901	579	1,704	1,646	4,916

Loss from operations	(832)	(579)	(1,554)	(1,646)	(4,715)

Other income (expense)
Interest, net	(175)	(34)	(294)	(47)	(420)
Gain on sale of property and equipment	42	—	102	—	102
Gains on notes settlements	—	35	—	35	74
Finance placement fees	—	—	—	(33)	(1,059)

Total other income (expense)	(133)	1	(192)	(45)	(1,303)

Loss before income tax provision	(965)	(578)	(1,746)	(1,691)	(6,018)

Income tax provision	5		5		5

Net loss	$(970)	$(578)	$(1,751)	$(1,691)	$(6,023)

Net loss per common share,
basic and diluted	$(0.07)	$(0.04)	$(0.13)	$(0.11)	$(0.48)

Weighted average number of common shares outstanding,
basic and diluted	13,997	15,676	13,947	14,869	12,494

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

			Cumulative
	For the six	For the six	from March 3,
	months ended	months ended	2005, Inception
	December 31,	January 31,	to December 31,
	2006	2006	2006
Cash flows from operating activities
Net loss	$(1,751)	$(1,690)	$(6,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	123	13	173
Gain on sale of property and equipment	(102)	—	(102)
Gain on settlement of note receivable	—	(35)	(35)
Gain on settlement of note payable	—	—	(39)
Fair value of stock options granted	67	—	99
Fair value of common stock issued for services	30	743	1,283
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	(202)	—	(225)
Deposits	(21)	882	(554)
Prepaid and other	(21)	(4)	(59)
Accounts payable and accrued liabilities	704	433	694
Due to related parties	79	50	100

Net cash (used in) provided by operating activities	(1,094)	392	(4,688)

Cash flows from investing activities
Purchase of property and equipment	(678)	(1,429)	(3,642)
Purchase of capacity and loading rights	(1,509)	—	(1,509)
Proceeds on sale of property and equipment	122	—	122
Exercise of mining rights options	—	—	(102)
Deposits	(276)	(1)	(290)
Cash paid in acquisitions	—	(2,288)	(4,597)
Cash received in acquisitions	—	26	82

Net cash used in investing activities	(2,341)	(3,692)	(9,936)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	(275)	(275)
Borrowings under notes payable	707	—	4,707
Repayments under notes payable	(178)	(44)	(698)
Issuance of common stock	291	500	10,933
Redemption of common stock	—	—	(275)

Net cash provided by financing activities	820	181	15,027

Net increase (decrease) in cash	(2,615)	(3,119)	403

Cash and cash equivalents, beginning of period	3,018	7,686	—

Cash and cash equivalents, end of period	$403	$4,567	$403

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (continued)
(In thousands)
(Unaudited)

			Cumulative
	For the six	For the six	from March 3,
	months ended	months ended	2005, Inception
	December 31,	January 31,	to December 31,
	2006	2006	2006
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$210	$115	$753

Income Taxes	$9	$—	$17

Non-Cash Investing and Financing Activities
Common stock issued in partial payment of note receivable	$—	$(325)	$(325)

Software acquired under capital lease	$—	$(27)	$(27)

Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$(4,650)	$(1,803)

Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)

Interest accrued to notes payable	$(103)	$—	$(179)

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements
December 31, 2006
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
     In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and the six-month periods ended December 31, 2006 and the operating results from inception on March 3, 2005 through December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. Further, we have had limited operations in all reporting periods through September 30, 2006. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB filed on September 27, 2006.
     Principles of Consolidation
     The consolidated financial statements as of December 31, 2006 and for the three and six months ended December 31, 2006 include the accounts of Chartwell International, Inc., and the operations of our wholly-owned subsidiaries Belville Mining Company, Inc. (“Belville”), Greater Ohio Resources, Inc. (“Greater Ohio”), Greater Hudson Resources, Inc. (“Greater Hudson”), Hudson Logistics, Inc. (“Hudson”), Hudson Logistics Loading, Inc. (“HLL”), Cranberry Creek Railroad, Inc., (“Cranberry Creek”) and Middletown and New Jersey Railway Company, Inc. (“MNJ”). The consolidated financial statements for the three months and six months ended January 31, 2006 include the accounts of Chartwell International, Inc. and the operations of our wholly-owned subsidiaries Belville and E-Rail Logistics, Inc. (“E-Rail”). On April 1, 2006 we assigned all the assets and liabilities of E-Rail and transitioned its operations to Hudson. The corporate charter of E-Rail was surrendered on August 2, 2006. On May 12, 2006 we assigned all the assets and liabilities of Cranberry Creek to MNJ. The corporate charter of Cranberry Creek was surrendered on November 15, 2006. Inter-company accounts and transactions have been eliminated.
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
December 31, 2006
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
     Comprehensive Income
     Effective January 1, 1998, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no affect on the accompanying financial statements, because we had and continue to have no other components of comprehensive income.
     Stock Based Compensation
     On February 8, 2006 our shareholders approved a stock based compensation plan (the “2006 Plan”) for the benefit of our employees, directors and other eligible parties. The 2006 Plan permits the granting of restricted stock and options of up to 9% of our outstanding common stock including common stock that is convertible from other securities. Effective with our current fiscal year that began on August 1, 2005, we adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments”.
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
December 31, 2006
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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2006
(Unaudited)
Note 2. Description of Business
     We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are providers of rail-based transportation primarily focused on the transportation and disposal of non-hazardous solid waster as well as the transportation of other commodities. We are pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. Additionally, we have acquired some mineral and mineral rights assets that we are in the preliminary stages of evaluating the best business approach to monetizing these assets.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to September 30, 2006 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.
     On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste transportation and disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville, based in Ohio, which has significant interests and rights to over 9,600 acres of land and minerals in South-Central Ohio, a portion of which land we intend to permit for solid waste lanfill and other industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate at this time when operational use of the property will begin. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that it is functioning as one of our direct subsidiaries.
     On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson Logistics, Inc. (“Hudson”). We surrendered the corporate charter of E-Rail on August 2, 2006.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2006
(Unaudited)
Note 2. Description of Business (continued)
     On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. (“Cranberry Creek”), a New Jersey corporation including its wholly-owned subsidiary, Middletown and New Jersey Railway Company, Inc. (“MNJ”), that owns and operates a regional short-line railroad in Middletown, New York. MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.
     On May 12, 2006, in an effort to further simplify our corporate structure, we assigned all the assets and liabilities of Cranberry Creek to MNJ. We surrendered the corporate charter of Cranberry Creek on November 15, 2006.
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
     On August 29, 2006, our wholly-owned subsidiaries, Hudson and Hudson Logistics Loading, Inc. (“HLL”) completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials primarily consisting of construction and demolition debris to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,475,000 and agreed to either payoff or assume certain equipment loans and leases.
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
December 31, 2006
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
December 31, 2006
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
December 31, 2006
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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2006
(Unaudited)
Note 4. Capacity and Loading Rights
     On August 29, 2006, our wholly-owned subsidiaries, Hudson and HLL, completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with Greenwood. One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements, Hudson and HLL paid an aggregate of $1,475,000. Additionally, we incurred approximately $34,000 in legal fees bringing our capitalized cost of the capacity and loading rights to $1,509,000. We further agreed to either payoff or assume certain equipment loans and leases. We began operations under the capacity and loading agreements in Passaic, New Jersey on September 11, 2006.
     We are amortizing the capacity and loading rights over a ten-year period on a straight-line basis. We have recorded $50,000 of amortization expense for the six-month period ending December 31, 2006 and the accumulated amortization of capacity and loading rights at December 31, 2006 was $50,000. The amortization expense to be recorded for the fiscal year ending June 30, 2007 will be $125,000 and will be $151,000 each year for the subsequent four fiscal years.
Note 5. Notes Payable
     On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 5.5% to 6.5% per annum secured by land and equipment owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,636,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our current accessible borrowing rate based on recent proposal for debt financing on comparable assets. As of December 31, 2006 the outstanding balances were $1,252,000 of which $176,000 are due in one year or less.
     On February 15, 2006, we issued a $500,000 convertible note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, is due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into our common stock at rate of $3.165 per share at any time. At December 31, 2006, the balance of the note payable plus accrued interest was $500,000 and there was $5,000 of accrued interest.
     On March 15, 2006, we issued a $1,000,000 convertible note payable to an accredited private investor. The note bears interest at the rate of 6% per annum, is due on March 15, 2009, interest accrues until the note is repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.00 per share at any time. At December 31, 2006, the balance of the note payable plus accrued interest was $1,048,000.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2006
(Unaudited)
Note 5. Notes Payable (continued)
     On April 30, 2006, we issued a $3,000,000 secured convertible note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.30 per share at any time subject to maximum of 5% of our outstanding common shares at time of the conversion. At December 31, 2006, the balance of the note payable was $3,000,000 and there was no accrued interest.
     On September 14, 2006, we executed a secured note payable for $47,000 with Foley Equipment in connection was the purchase of equipment for our waste transload facility. The note bears no interest, is payable in 36 monthly principal installments of $1,315, and is secured by the equipment purchased. At December 31, 2006, the balance of the note payable was $43,000 of which $16,000 are due in one year or less.
     On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bears interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $3.00 per share at any time. At December 31, 2006, the balance of the notes payable plus accrued interest was $254,000.
     On November 10, 2006, we executed a secured note payable for $37,000 with Arista Leasing LLC in connection was the purchase of equipment for our waste transload facility. The note bears no interest at rate of 8.68% per annum, is payable in 28 monthly installments of principal and interest of $1,485, and is secured by the equipment purchased. At December 31, 2006, the balance of the note payable was $36,000 of which $15,000 are due in one year or less.
     On November 10, 2006, we executed a secured note payable for $134,000 with FCC Equipment Leasing in connection was the purchase of equipment for our waste transload facility. The note bears no interest at rate of 8.96% per annum, is payable in 48 monthly installments of principal and interest of $3.334, and is secured by the equipment purchased. At December 31, 2006, the balance of the note payable was $132,000 of which $29,000 are due in one year or less.
     On November 22, 2006, we executed a secured note payable for $238,000 with Foley Equipment in connection was the purchase of equipment for our waste transload facility. The note bears no interest at rate of 3.45% per annum, is payable in 60 monthly installments of principal and interest of $4,331, and is secured by the equipment purchased. At December 31, 2006, the balance of the note payable was $235,000 of which $45,000 are due in one year or less.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2006
(Unaudited)
Note 6. Equity
     Common Stock Transactions
     On October 26, 2006 we issued 120,000 shares of common stock to accredited foreign investors in exchange for cash of $300,000 pursuant to a private placement subscription.
     Stock Options
     Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 1,389,772 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant or the most recent direct issuance of our common stock for cash closest to the date of the option grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     During the six-month period ended December 31, 2006 and the six-month period January 31, 2006 we did not grant any stock options to our employees or directors.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)
Note 6 – Equity (continued)
Stock Options (continued)
     The following table summarizes information about stock option transactions for the period shown:

Six-month period ended
December 31, 2006
Weighted Average
All Options	Shares	Exercise Price

Outstanding at beginning of period	350,000	$2.83
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	350,000	$2.83

Exercisable at end of period	—	$—

Six-month period ended
December 31, 2006
Weighted Average
Non-vested Options	Shares	Exercise Price

Non-vested at beginning of period	350,000	$2.83
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	—	—

Non-vested at end of period	350,000	$2.83

     The weighted average remaining contractual lives of the options outstanding and options exercisable at December 31, 2006, were 4.3 years and 0.0 years respectively.
     We recorded $67,000 of compensation expense for employee stock options during the six-month period ending December 31, 2006. At December 31, 2006 there was a total of $194,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the six-month period ended December 31, 2006 was approximately $0.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2006
(Unaudited)
Note 7. Related Party Transactions
     On March 15, 2006, we entered into a two-year management advisory agreement with Orchestra Finance, LLP (“Orchestra”), whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of December 31, 2006, we reported $60,000 due to Orchestra for consulting and financing placement fees under the agreement.
     We paid $44,000 in cash for legal services to a law firm, during the six months ended December 31, 2006, at which a director of ours is a shareholder. As of December 31, 2006, we reported $39,000 due to this same firm for legal services.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this quarterly report. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements
     Overview
     We are a multi-industry holding company that is currently in the development stage. We, through our wholly-owned subsidiaries, are providers of rail-based transportation primarily focused on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We are pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. Additionally, we are in the preliminary stages of evaluating the optimal business strategy to monetizing some mineral and mineral rights assets that we acquired.
     During the current quarter we continued limited operations that began in the previous quarter through our Hudson and HLL units that included providing rail-based solid waste transportation and disposal services from our Passaic, New Jersey transload facility and contract services for solid waste transportation and disposal for a national corporation.
     Background and Corporate History
     We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries are providers of rail-based transportation primarily focused on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We are pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to December 31, 2006 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.

     On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste transportation and disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in South-Central Ohio, a portion of which land we intend to permit for solid waste landfill and other industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that Belville is functioning as one of our direct subsidiaries.
     On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson Logistics, Inc. (“Hudson”). We surrendered the corporate charter of E-Rail on August 2, 2006.
     On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. (“Cranberry Creek”), a New Jersey corporation including its wholly-owned subsidiary, Middletown and New Jersey Railway Company, Inc. (“MNJ”), that owns and operates a regional short-line railroad in Middletown, New York. MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.
     On May 12, 2006, in an effort to further simplify our corporate structure, we assigned all the assets and liabilities of Cranberry Creek to MNJ. We surrendered the corporate charter of Cranberry Creek on November 15, 2006.
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
     On August 29, 2006, our wholly-owned subsidiaries, Hudson and Hudson Logistics Loading, Inc. (“HLL”) completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials primarily consisting of construction and demolition debris to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,475,000. Additionally, we incurred approximately $34,000 in legal fees bringing our capitalized cost of these agreements to $1,509,000. We further agreed to either pay off or assume certain equipment loans and leases.
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
     Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 1,389,772 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. As of December 31, 2006, our management has not identified any impaired assets.
     Results of Operations
     Comparison of the Three Months Ended December 31, 2006 and January 31, 2006
     We reported a net loss for the three months ended December 31, 2006 of $965,000 or $0.07 per share on a basic and diluted basis as compared to a loss of $578,000 or $0.04 per share on a basic and diluted basis for the three months ended January 31, 2006. As a result of the change in our fiscal year end from July 31 to June 30 effective with our fiscal year beginning July 1, 2006, we are making comparisons to previous periods that are off by one month.
     Revenues
     Revenues for the three months ended December 31, 2006 of $1,623,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $1,420,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $182,000 and rail transportation income from MNJ of $21,000. The waste management contract was for the transportation of a certain type of solid waste from the customer’s site to a landfill. We received disposal fees and revenue was recognized upon performance of the services. We did not record any revenue during the three-month period ended January 31, 2006 as we had no active operations at that time.
     Cost of Revenues
     Cost of revenues for the three months ended December 31, 2006 of $1,554,000 or 95.7% of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. Our cost of revenues will vary from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. We did not record any revenues during the three-month period ended January 31, 2006 and therefore we did not have any cost of revenues.

     Gross Profit
     Gross profit for the three months ended December 31, 2006 of $69,000 or 4.3% of revenues. Our gross profit as a percentage of revenue will vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’. We did not record any revenues during the three-month period ended January 31, 2006 and therefore did not have any gross profit.
     General and Administrative Expenses
     General and administrative expenses increased by $322,000 to $901,000 for the three-month period ended December 31, 2006 from $579,000 for the three-month period ended January 31, 2006. General and administrative expenses during the current period consisted primarily of the following:
•	salaries and employee expenses of $363,000

•	engineering and other consulting services of $48,000

•	rents, utilities, telephone and office related expenses of $69,000

•	professional fees of $146,000

•	investment and management consulting fees of $30,000

•	travel expenses of $43,000

•	depreciation and amortization expense of $84,000.
     General and administrative expenses during the three-month period ended January 31, 2006 consisted primarily of the following:
•	salaries and employee expenses of $206,000

•	rents, utilities, telephone and office related expenses of $54,000

•	professional fees of $202,000

•	travel expenses of $26,000

•	depreciation and amortization expense of $10,000
     With exception of the reduction of professional fees, general and administrative expenses increased due to our Hudson/HLL operations in waste disposal and management services and our short line rail operations at MNJ during the three-month period ended December 31, 2006. These operations did not exist in the comparable three-month period ended January 31, 2006.
     Other Income and Expenses
     Other expenses increased by $134,000 to $133,000 for the three-month period ended December 31, 2006 from other income of $1,000 for the three-month period ended January 31, 2006. Other expenses incurred during the current period consisted of net interest expense of $175,000 that was partially offset by gains on sales of scrap equipment from our Belville and Hudson units of $42,000. Other income for the three-month period ended October 31, 2005 included net interest expense of $34,000 and was offset by $35,000 gain on the settlement of a note receivable. Net interest expense increased $141,000 in current period over the comparable period last year due to the combination of increased debt financing during the latter part of fiscal 2006 and in the current quarter, and, the reduction of cash balances earning interest.
     Comparison of the Six Months Ended December 31, 2006 and January 31, 2006
     We reported a net loss for the six months ended December 31, 2006 of $1,751,000 or $0.13 per share on a basic and diluted basis as compared to a loss of $1,691,000 or $0.11 per share on a basic and diluted basis for the six months ended January 31, 2006. As a result of the change in our fiscal year end from July 31 to June 30 effective with our fiscal year beginning July 1, 2006, we are making comparisons to previous periods that are off by one month.
     Revenues
     Revenues for the six months ended December 31, 2006 of $3,172,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $1,699,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $1,420,000 and rail transportation income from MNJ of $53,000. The waste management contract was for the transportation of a certain type of solid waste from the customer’s site to a landfill. We received disposal fees and revenue was recognized upon performance of the services. We did not record any revenue during the six-month period ended January 31, 2006 as we had no active operations at that time.
     Cost of Revenues
     Cost of revenues for the six months ended December 31, 2006 of $3,022,000 or 95.3% of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. Our cost of revenues will vary from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. We did not record any revenues during the six-month period ended January 31, 2006 and therefore we did not have any cost of revenues.
     Gross Profit
     Gross profit for the six months ended December 31, 2006 of $150,000 or 4.7% of revenues. Our gross profit as a percentage of revenue will vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’. We did not record any revenues during the six-month period ended January 31, 2006 and therefore did not have any gross profit.
     General and Administrative Expenses
     General and administrative expenses increased by $58,000 to $1,704,000 for the six-month period ended December 31, 2006 from $1,646,000 for the six-month period ended January 31, 2006. General and administrative expenses during the current period consisted primarily of the following:
•	salaries and employee expenses of $612,000

•	engineering and other consulting services of $158,000

•	rents, utilities, telephone and office related expenses of $133,000

•	professional fees of $310,000

•	investment and management consulting fees of $60,000

•	travel expenses of $100,000

•	depreciation and amortization expense of $123,000.
     General and administrative expenses during the three-month period ended January 31, 2006 consisted primarily of the following:
•	salaries and employee expenses of $316,000

•	rents, utilities, telephone and office related expenses of $73,000

•	professional fees of $1,104,000

•	travel expenses of $49,000

•	depreciation and amortization expense of $13,000.
     With exception of the reduction of professional fees, general and administrative expenses increased due to our Hudson/HLL operations in waste disposal and management services and our short line rail operations at MNJ during the six-month period ended December 31, 2006. These operations did not exist in the comparable six-month period ended January 31, 2006. Professional fees for the six-month period ending January 31, 2006 included approximately $705,000 of expenses from the issuance of shares of common stock to our board members for their services and to financial advisors in connection with raising capital and advice on the acquisition of our subsidiaries.
     Other Income and Expenses
     Other expenses increased by $147,000 to $191,000 for the six-month period ended December 31, 2006 from $45,000 for the six-month period ended January 31, 2006. Other expenses incurred during the current period consisted of net interest expense of $294,000 that was partially offset by gains on sales of scrap equipment from our Belville and Hudson units of $102,000. Other expenses for the six-month period ended January 31, 2006 included net interest expense of $47,000 and finance placement fees of $33,000 that were partially offset by a gain on the settlement of a note receivable of $35,000. Net interest expense increased $246,000 in current period over the comparable period last year due to the combination of increased debt financing during the latter part of fiscal 2006 and during the current period, and, the reduction of cash balances earning interest.
     Liquidity and Capital Resources
     At December 31, 2006, we had working capital of $71,000. We recorded a loss for the six-month period ended December 31, 2006 of $1,751,000 and we have accumulated losses from inception on March 3, 2005 of $6,023,000. Given our December 31, 2006 cash balance of $403,000 and our projected operating cash requirements, we anticipate that our existing capital resources may be adequate to satisfy our cash flow requirements through June 30, 2007 provided that we do not expand current operations. However, to execute our acquisition strategy and business plan we anticipate that we will have to raise additional capital through asset based lines of credit and term loans or additional debt or equity financings to fund additional operations and acquisitions during the next six to twelve months.
     During the six months ended December 31, 2006, we acquired capacity and loading rights for and began operations of our transload facility in Passaic, New Jersey, and other revenue generating activities in waste management. These events had the most significant impact on our cash flow in this period. We used approximately $2,153,000 to acquire the rights and related property and equipment for our transload facility as well as deposits of $276,000 in support of our operation. Prior June 30, 2006, our accounts receivable balances were not material. During the period ended December 31, 2006, we began significant revenue generating activities including the granting of credit to our customers that impacted our cash flow by approximately $202,000. The following is a summary discussion of our cash flow.
     Cash decreased by $2,615,000 for the six months ended December 30, 2006 from $3,018,000 to $403,000.
     We reported cash flow used in operations of $1,094,000 consisting primarily of our net loss of $1,751,000 and an increase in accounts receivable of $202,000 partially offset by an increase of $783,000 in accounts payable and accrued liabilities including amounts due to related parties.
     Cash used in investing activities totaled $2,341,000 consisting primarily of our purchases of property and equipment of $678,000, our purchase of the capacity and loading rights for our transload facility of $1,509,000 and long-term deposits of $276,000.

     Cash provided by financing activities totaled $820,000 consisting of the proceeds from secured notes payable for equipment of $428,000, the proceeds from convertible notes payable of $250,000 and the proceeds from the issuance of common stock for $291,000 (net of expenses) partially off by principal payments on notes payable of $178,000.
     Our long-term debt includes approximately $281,000 of principal payments and $400,000 in accrued interest expenses that are due within the next year. The potential impact of servicing our long-term debt on short-term liquidity may be a reduction in cash available for contemplated infrastructure improvements and potential acquisitions. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.
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
     Off-Balance Sheet Transactions
     There are no off-balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.

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
     We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of December 31, 2006, we had indebtedness of $6,500,000 of which $281,000 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.
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
     Various states have enacted, or are considering enacting, laws that restrict the disposal, within the state, of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme -Court ruled that a flow control ordinance was unconstitutional. However, other courts have refused to apply the Supreme Court precedent in various circumstances. In addition, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. These congressional efforts have to date been unsuccessful. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, the adoption of legislation affecting interstate transportation of waste at the state level, or the courts’ interpretation or validation of flow control legislation could adversely affect our solid waste management services.
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

Item 3. Controls and Procedures
     Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the first quarter of fiscal 2007 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting. Our management is taking steps to address such weaknesses, including the hiring of additional accounting staff to allow for segregation of duties. One additional accounting staff was hired during the quarter ended December 31, 2006.
     There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
SIGNATURES IMMEDIATELY FOLLOW

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC.
(Registrant)

Date: February 8, 2007	By:	/s/ Imre Eszenyi
Imre Eszenyi, Acting President (Principal Executive Officer) and Chairman of the Board

Date: February 8, 2007	By:	/s/ Paul Biberkraut
Paul Biberkraut, Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibits

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002