Form 10QSB
period 2007-03-31
Chartwell International, Inc.
filed 2007-04-25
CIK 1329184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
(973) 400-7010
(Issuer’s Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2007 the Registrant had 14,041,361 outstanding shares of common stock, $0.001 par value per share.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CHARTWELL INTERNATIONAL, INC.
FORM 10-QSB
MARCH 31, 2007

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Chartwell International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands)

	March 31,	June 30,
	2007	2006
	(Unaudited)
Assets

Current Assets
Cash	$1,352	$3,018
Restricted cash	276	—
Accounts receivable	372	25
Deposits	525	533
Prepaid expense and other	77	38

Total current assets	2,602	3,614

Long-term Assets
Property and equipment, net	5,145	4,573
Land	1,683	1,735
Mineral rights	5,447	5,447
Capacity and loading rights, net	1,420	—
Other	120	19

Total long-term assets	13,815	11,774

Total Assets	$16,417	$15,388

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$794	$191
Due to related parties	87	21
Notes payable	744	310

Total current liabilities	1,625	522

Long-term Liabilities
Notes payable, net of current portion	6,138	5,557

Total long-term liabilities	6,138	5,557

Total Liabilities	7,763	6.079

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized Series A Preferred shares, $0.001 par value, 20 shares designated and 1.95 issued and outstanding	2,000	—
Common shares, $0.001 par value, 100,000 shares authorized 14,041 shares and 13,896 issued and outstanding at March 31, 2007 and June 30, 2006, respectively	14	14
Additional paid in capital	13,894	13,566
Accumulated deficit	(7,254)	(4,271)

Total stockholders’ equity	8,654	9,309

Total Liabilities and Stockholder’s Equity	$16,417	$15,388

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

					Cumulative
	For the three	For the three	For the nine	For the nine	from March 3,
	months ended	months ended	months ended	months ended	2005, Inception
	March 31,	April 30,	March 31,	April 30,	to March 31,
	2007	2006	2007	2006	2007
Revenues	$1,656	$28	$4,828	$28	$4,879
Cost of revenues	1,420	—	4,442	—	4,442

Gross profit	236	28	386	28	437

General and administrative expenses	1,332	862	3,036	2,508	6,248

Loss from operations	(1,096)	(834)	(2,650)	(2,480)	(5,811)

Other income (expense)
Interest, net	(136)	(17)	(430)	(30)	(557)
Gain on sale of property and equipment	17	—	119	—	119
Gains on notes settlements	—	—	—	35	74
Finance placement fees	—	(155)	—	(222)	(1,058)

Total other income (expense)	(119)	(172)	(311)	(217)	(1,422)

Loss before income tax provision	(1,215)	(1,006)	(2,961)	(2,697)	(7,233)

Income tax provision	16	—	22	—	21

Net loss	$(1,231)	$(1,006)	$(2,983)	$(2,697)	$(7,254)

Net loss per common share, basic and diluted	$(0.09)	$(0.07)	$(0.21)	$(0.19)	$(0.57)

Weighted average number of common shares outstanding, basic and diluted	14,010	14,776	13,946	14398	12,674

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

			Cumulative
	For the nine	For the nine	from March 3,
	months ended	months ended	2005, Inception
	March 31,	April 30,	to March 31,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(2,983)	$(2,697)	$(7,254)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	218	35	267
Gain on sale of property and equipment	(119)	—	(119)
Gain on settlement of note receivable	—	(35)	(35)
Gain on settlement of note payable	—	—	(39)
Fair value of stock options granted	116	12	148
Fair value of common stock issued for services	430	813	1,683
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	(346)	(6)	(369)
Deposits	8	900	(525)
Prepaid and other	(39)	(31)	(77)
Accounts payable and accrued liabilities	738	36	728
Due to related parties	66	117	87

Net cash used in operating activities	(1,911)	(856)	(5,505)

Cash flows from investing activities
Purchase of property and equipment	(722)	(2,951)	(3,686)
Purchase of capacity and loading rights	(1,509)	—	(1,509)
Proceeds on sale of property and equipment	191	—	191
Exercise of mining rights options	—	(102)	(102)
Deposits	(101)	(1)	(115)
Restricted cash	(276)	—	(276)
Cash paid in acquisitions	—	(4,597)	(4,597)
Cash received in acquisitions	—	82	82

Net cash used in investing activities	(2,417)	(7,569)	(10,012)

Cash flows from financing activities
Proceeds from notes receivable	—	635	635
Payment for notes receivable	—	(275)	(275)
Borrowings under notes payable	1,375	4,008	5,374
Repayments under notes payable	(496)	(251)	(1,015)
Issuance of common stock	283	850	10,925
Issuance of preferred stock	1,500	—	1,500
Redemption of common stock	—	(275)	(275)

Net cash provided by financing activities	2,662	4,692	16,869

Net increase (decrease) in cash	(1,666)	(3,733)	1,352

Cash and cash equivalents, beginning of period	3,018	7,686	—

Cash and cash equivalents, end of period	$1,352	$3,953	$1,352

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (continued)
(In thousands)
(Unaudited)

			Cumulative
	For the nine	For the nine	from March 3,
	months ended	months ended	2005, Inception
	March 31,	April 30,	to March 31,
	2007	2006	2007
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$317	$92	$860

Income taxes	$25	$3	$33

Non-Cash Investing and Financing Activities
Preferred stock issued in exchange for redemption of common stock	$(500)	$—	$(500)

Common stock issued in partial payment of note receivable	$—	$(325)	$(325)

Software acquired under capital lease	$—	$(27)	$(27)

Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$(4,650)	$(1,803)

Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)

Interest accrued to notes payable	$(135)	$—	$(212)

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2007
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
     In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and the nine-month periods ended March 31, 2007 and the operating results from inception on March 3, 2005 through March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. Further, we have had limited operations in all reporting periods through March 31, 2007. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB filed on September 27, 2006.
     Principles of Consolidation
     The consolidated financial statements as of March 31, 2007 and for the three and nine months ended March 31, 2007 include the accounts of Chartwell International, Inc., and the operations of our wholly-owned subsidiaries Belville Mining Company, Inc. (“Belville”), Greater Ohio Resources, Inc. (“Greater Ohio”), Greater Hudson Resources, Inc. (“Greater Hudson”), Hudson Logistics, Inc. (“Hudson”), Hudson Logistics Loading, Inc. (“HLL”), Cranberry Creek Railroad, Inc., (“Cranberry Creek”) and Middletown and New Jersey Railway Company, Inc. (“MNJ”). The consolidated financial statements for the three months and nine months ended April 30, 2006 include the accounts of Chartwell International, Inc. and the operations of our wholly-owned subsidiaries Belville, Hudson, Cranberry Creek, MNJ and E-Rail Logistics, Inc. (“E-Rail”). On April 1, 2006 we assigned all the assets and liabilities of E-Rail and transitioned its operations to Hudson. The corporate charter of E-Rail was surrendered on August 2, 2006. On May 12, 2006 we assigned all the assets and liabilities of Cranberry Creek to MNJ. The corporate charter of Cranberry Creek was surrendered on November 15, 2006. Inter-company accounts and transactions have been eliminated.
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
March 31, 2007
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
March 31, 2007
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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)
Note 2. Description of Business
     We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are providers of rail-based transportation primarily focused on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We are pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. Additionally, we are in the preliminary stages of evaluating the best business approach to monetizing some mineral and mineral rights assets that we acquired.
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
March 31, 2007
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
March 31, 2007
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
March 31, 2007
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
March 31, 2007
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

Note 4. Restricted Cash
     On March 2, 2007, Mariner’s Bank issued a $275,000 letter of credit to a vendor of our HLI subsidiary. The letter of credit is secured by our $275,000 short-term certificate of deposit plus any accrued interest earned held at Mariner’s Bank. The certificate of deposit will be renewed quarterly as long as the letter of credit is in place. The balance at March 31, 2007 of the short-term certificate of deposit plus accrued interest earned was $276,000.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)
Note 5. Capacity and Loading Rights
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
     We are amortizing the capacity and loading rights over a ten-year period on a straight-line basis. We have recorded $88,000 of amortization expense for the nine-month period ending March 31, 2007 and the accumulated amortization of capacity and loading rights at March 31, 2007 was $88,000. The amortization expense to be recorded for the fiscal year ending June 30, 2007 will be $125,000 and will be $151,000 each year for the subsequent four fiscal years.
Note 6. Line of Credit
     On February 20, 2007 our Hudson subsidiary entered into a loan agreement with Mariner’s Bank whereby Mariner’s Bank granted Hudson a revolving operating line of credit with a limit of $250,000 and bearing interest at the prime lending rate (8.25% at March 31, 2007) plus 1.00 % per annum payable monthly. The line of credit is secured by the assets of Hudson and guaranteed by Chartwell and is renewable on an annual basis. At March 31, 2007 there was no outstanding balance on the line of credit.
Note 7. Notes Payable
     On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 5.5% to 6.5% per annum secured by land and equipment owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,636,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on recent proposal for debt financing on comparable assets. As of March 31, 2007 the outstanding balances were $1,140,000 of which $137,000 are due in one year or less.
     On February 15, 2006, we issued a $500,000 convertible note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, is due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into our common stock at a rate of $3.165 per share at any time. At March 31, 2007, the balance of the note payable plus accrued interest was $500,000 and there was $5,000 of accrued interest.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)
Note 7. Notes Payable (continued)
     On March 15, 2006, we issued a $1,000,000 convertible note payable to an accredited private investor. The note bears interest at the rate of 6% per annum, is due on March 15, 2009, interest accrues until the note is repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at a rate of $2.00 per share at any time. At March 31, 2007, the balance of the note payable plus accrued interest was $1,063,000.
     On April 30, 2006, we issued a $3,000,000 secured convertible note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into our common stock at a rate of $2.30 per share at any time subject to maximum of 5% of our outstanding common shares at time of the conversion. At March 31, 2007, the balance of the note payable was $3,000,000 and there was no accrued interest.
     On September 14, 2006, we executed a secured note payable for $47,000 with Foley Equipment in connection was the purchase of equipment for our waste transload facility. The note bears no interest, is payable in 36 monthly principal installments of $1,315, and is secured by the equipment purchased. At March 31, 2007, the balance of the note payable was $33,000 of which $16,000 are due in one year or less.
     On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bears interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at a rate of $3.00 per share at any time. At March 31, 2007, the balance of the notes payable plus accrued interest was $258,000.
     On November 10, 2006, we executed a secured note payable for $37,000 with Arista Leasing LLC in connection with the purchase of equipment for our waste transload facility. The note bears interest at a rate of 8.68% per annum, is payable in 28 monthly installments of principal and interest of $1,485, and is secured by the equipment purchased. At March 31, 2007, the balance of the note payable was $33,000 of which $16,000 are due in one year or less.
     On November 10, 2006, we executed a secured note payable for $134,000 with FCC Equipment Leasing in connection with the purchase of equipment for our waste transload facility. The note bears interest at a rate of 8.96% per annum, is payable in 48 monthly installments of principal and interest of $3.334, and is secured by the equipment purchased. At March 31, 2007, the balance of the note payable was $122,000 of which $30,000 are due in one year or less.
     On November 22, 2006, we executed a secured note payable for $238,000 with Foley Equipment in connection with the purchase of equipment for our waste transload facility. The note bears interest at a rate of 3.45% per annum, is payable in 60 monthly installments of principal and interest of $4,331, and is secured by the equipment purchased. At March 31, 2007, the balance of the note payable was $224,000 of which $45,000 are due in one year or less.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)
Note 7. Notes Payable (continued)
     On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at the rate of $2.50 per share at any time. At March 31, 2007, the balance of the notes payable plus accrued interest was $503,000.
Note 8. Equity
     Common Stock Transactions
     On October 10, 2006 we issued 25,000 shares of common stock to a director in exchange for services valued at $1.18 per share or $30,000. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.
     On October 26, 2006 we issued 120,000 shares of common stock to accredited foreign investors in exchange for cash of $300,000 pursuant to a private placement subscription.
     On March 5, 2007 we redeemed 400,000 shares of common stock valued at $500,000 in exchange for a portion of the issuance of 1,950 Series A preferred shares and related redemption rights as discussed below in Preferred Stock Transactions. Our management valued the shares of common stock at $1.25 per share, the then current stock market price.
     On March 12, 2007 we issued 400,000 shares of common stock to a consultant in exchange for services valued at $1.00 per share or $400,000. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.
     Preferred Stock Transactions
     On March 2, 2007, we designated 20,000 shares of our authorized Preferred Stock as Series A Preferred Stock (“Series A Stock”). Each share of Series A Stock is convertible at the option of the holder at any time into shares of our common stock as is determined by dividing $1,025.65 per share by the conversion price, as adjusted for stock splits, subdivision and stock dividends. The initial conversion price is $2.50. Additionally, a holder of Series A Stock has the right to acquire a redemption right prior to March 5, 2007. If a holder of Series A Stock acquires such redemption right, the holder may require us to redeem its shares of Series A Stock at $1,000.00 per share on December 31, 2010 if we are not traded on a national exchange at such date. Our Series A Stock has no voting rights.
     On March 5, 2007 we issued 1,950 shares of Series A Stock for a purchase price of $0.50 per share to a foreign accredited investor. Additionally, the investor acquired the Redemption Right. The 1,950 shares of Series A Stock and the Redemption Right were acquired for an aggregate purchase price of $2,000,000 consisting of $1,500,000 in cash and 400,000 shares of our common stock redeemed at a value of $500,000.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)
Note 8 – Equity (continued)
     Stock Options
     Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 1,480,968 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant or the most recent direct issuance of our common stock for cash closest to the date of the option grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     During the nine-month period ended March 31, 2007 we granted a consultant stock options to purchase 600,000 shares of our common stock at $2.50 per share. During the nine-month period ended April 30, 2006 we did not grant any stock options to our employees or directors.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)
Note 8 – Equity (continued)
Stock Options (continued)
The following table summarizes information about stock option transactions for the period shown:

	Nine-month period ended
	March 31, 2007
		Weighted Average
All Options	Shares	Exercise Price

Outstanding at beginning of period	350,000	$2.83
Options granted	600,000	2.50
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	950,000	$2.62

Exercisable at end of period	475,000	$2.58

	Nine-month period ended
	March 31, 2007
		Weighted Average
Non-vested Options	Shares	Exercise Price

Non-vested at beginning of period	350,000	$2.83
Options granted	600,000	2.50
Options forfeited	—	—
Options expired	—	—
Options vested	475,000	2.58

Non-vested at end of period	475,000	$2.66

     The weighted average remaining contractual lives of the options outstanding and options exercisable at March 31, 2007, were 4.6 years and 4.8 years respectively.
     We recorded $116,000 of compensation expense for employee and non-employee stock options during the nine-month period ending March 31, 2007. At March 31, 2007 there was a total of $322,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the nine-month period ended March 31, 2007 was approximately $193,000.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)
Note 9. Related Party Transactions
     On March 15, 2006, we entered into a two-year management advisory agreement with Orchestra Finance, LLP (“Orchestra”), whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006.
     We paid $75,000 in cash for legal services to a law firm, during the nine months ended March 31, 2007, at which a director of ours is a shareholder. As of March 31, 2007, we reported $87,000 due to this same firm for legal services.
     We also reimbursed officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with our expense reimbursement policy.
Note 10. Contingencies and Commitments
     Letter of Credit
     On March 2, 2007 Mariner’s Bank issued a $275,000 letter of credit in favor of a vendor of our HLL subsidiary for the purpose of establishing open credit with the vendor. The vendor will only draw down on the letter of credit if we do not meet the agreed upon payment terms.
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
     During the current quarter we continued limited operations that began in the first quarter of the current fiscal year through our Hudson and HLL subsidiaries that included providing rail-based solid waste transportation and disposal services from our Passaic, New Jersey transload facility. Additionally, we continued limited operations on our MNJ short line railroad.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to March 31, 2007 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.
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
     Greater Ohio Resources, Inc.(“Greater Ohio”)
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
     Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 1,480,968 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. As of March 31, 2007, our management has not identified any impaired assets.
     Results of Operations
     Comparison of the Three Months Ended March 31, 2007 and April 30, 2006
     We reported a net loss for the three months ended March 31, 2007 of $1,231,000 or $0.09 per share on a basic and diluted basis as compared to a loss of $1,006,000 or $0.07 per share on a basic and diluted basis for the three months ended April 30, 2006. As a result of the change in our fiscal year end from July 31 to June 30 effective with our fiscal year beginning July 1, 2006, we are making comparisons to previous periods that are off by one month.
     Revenues
     Revenues for the three months ended March 31, 2007 of $1,656,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $1,617,000 and rail transportation income from MNJ of $39,000. We recorded revenue of $28,000 consisting of rail transportation during the three-month period ended April 30, 2006 as we had no active operations other than from our recent acquisition of our MNJ subsidiary at that time.
     Cost of Revenues
     Cost of revenues for the three months ended March 31, 2007 of $1,420,000 or 85.8% of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. Our cost of revenues will vary from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. We did not record cost of revenue during the three-month period ended April 30, 2006 as there was no cost of revenue associated with our rail transportation income.

     Gross Profit
     Gross profit for the three months ended March 31, 2007 was $236,000 or 14.2% of revenues. Our gross profit as a percentage of revenue will vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’. Our gross profit from rail transportation income during the three-month period ended April 30, 2006 was $28,000 as there was no cost of revenue associated with the rail transportation income.
     General and Administrative Expenses
     General and administrative expenses increased by $470,000 to $1,332,000 for the three-month period ended March 31, 2007 from $862,000 for the three-month period ended April 30, 2006. General and administrative expenses during the current period consisted primarily of the following:
•	salaries and employee expenses of $383,000

•	engineering and other consulting services of $487,000

•	rents, utilities, telephone and office related expenses of $61,000

•	professional fees of $141,000

•	investment and management consulting fees of $40,000

•	travel expenses of $51,000

•	depreciation and amortization expense of $95,000.
     General and administrative expenses during the three-month period ended April 30, 2006 consisted primarily of the following:
•	salaries and employee expenses of $145,000

•	engineering and other consulting services of $106,000

•	rents, utilities, telephone and office related expenses of $35,000

•	equipment freight, storage and maintenance of $135,000

•	repairs and maintenance of $51,000

•	professional fees of $157,000

•	investment and management consulting fees of $115,000

•	travel expenses of $43,000

•	depreciation and amortization expense of $21,000
     The increase in general and administrative expenses was primarily due to our Hudson/HLL operations in waste disposal and management services during the three-month period ended March 31, 2007. These operations did not exist in the comparable three-month period ended April 30, 2006. During the current period engineering and other consulting services included $400,000 of expenses from the issuance of shares of our common stock to a consultant for services related to our MNJ and Greater Ohio units. The increase in general and administrative expenses for current period was partially offset by reductions in equipment freight and storage and investment and management consulting fees as compared to the three-month period ended April 30, 2006.
     Other Income and Expenses
     Other expenses decreased by $63,000 to $119,000 for the three-month period ended March 31, 2007 from $172,000 for the three-month period ended April 30, 2006. Other expenses incurred during the current period consisted of net interest expense of $136,000 that was partially offset by gains on sales of surplus land from our Belville unit of $17,000. Other expenses for the three-month period ended April 30, 2006 included net interest expense of $17,000 and finance placement fees of $155,000. Net interest expense increased

$119,000 in current period over the comparable period last year due to the combination of increased debt financing during the latter part of fiscal 2006 and in the current fiscal year, and, the reduction of interest income.
     Income Tax Provision
     The income tax provision of $16,000 for the three-month period ending March 31, 2007 consists of the minimum state franchise and capital taxes. There were no comparable taxes for the three-month period ending April 30, 2006.
     Comparison of the Nine Months Ended March 31, 2007 and April 30, 2006
     We reported a net loss for the nine months ended March 31, 2007 of $2,983,000 or $0.21 per share on a basic and diluted basis as compared to a loss of $2,697,000 or $0.19 per share on a basic and diluted basis for the nine months ended April 30, 2006. As a result of the change in our fiscal year end from July 31 to June 30 effective with our fiscal year beginning July 1, 2006, we are making comparisons to previous periods that are off by one month.
     Revenues
     Revenues for the nine months ended March 31, 2007 of $4,828,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $3,316,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $1,420,000 and rail transportation income from MNJ of $92,000. The waste management contract was for the transportation of a certain type of solid waste from the customer’s site to a landfill. We received disposal fees and revenue was recognized upon performance of the services. We recorded revenue of $28,000 consisting of rail transportation during the nine-month period ended April 30, 2006 as we had no active operations other than from our recent acquisition of our MNJ subsidiary at that time.
     Cost of Revenues
     Cost of revenues for the nine months ended March 31, 2007 of $4,442,000 or 92.0% of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. Our cost of revenues will vary from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. We did not record cost of revenue during the three-month period ended April 30, 2006 as there was no cost of revenue associated with our rail transportation income.
     Gross Profit
     Gross profit for the nine months ended March 31, 2007 was $386,000 or 8.0% of revenues. Our gross profit as a percentage of revenue will vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’. Our gross profit from rail transportation income during the nine-month period ended April 30, 2006 was $28,000 as there was no cost of revenue associated with the rail transportation income.

     General and Administrative Expenses
     General and administrative expenses increased by $528,000 to $3,036,000 for the nine-month period ended March 31, 2007 from $2,508,000 for the nine-month period ended April 30, 2006. General and administrative expenses during the current period consisted primarily of the following:
•	salaries and employee expenses of $995,000

•	engineering and other consulting services of $644,000

•	rents, utilities, telephone and office related expenses of $193,000

•	professional fees of $452,000

•	investment and management consulting fees of $100,000

•	travel expenses of $151,000

•	depreciation and amortization expense of $218,000.
     General and administrative expenses during the three-month period ended April 30, 2006 consisted primarily of the following:
•	salaries and employee expenses of $455,000

•	engineering and other consulting services of $142,000

•	rents, utilities, telephone and office related expenses of $91,000

•	equipment freight, storage and maintenance of $162,000

•	repairs and maintenance of $51,000

•	professional fees of $1,007,000

•	investment and management consulting fees of $356,000

•	travel expenses of $93,000

•	depreciation and amortization expense of $35,000.
     General and administrative expenses increased primarily due to our Hudson/HLL operations in waste disposal and management services and our short line rail operations at MNJ during the nine-month period ended March 31, 2007. The Hudson/HLL operations did not exist and MNJ operated for two months in the comparable nine-month period ended April 30, 2006. During the current period engineering and other consulting services included $400,000 of expenses from the issuance of shares of our common stock to a consultant for services related to our MNJ and Greater Ohio units. Professional fees for the nine-month period ending April 30, 2006 included approximately $705,000 of expenses from the issuance of shares of common stock to our board members for their services and to financial advisors in connection with raising capital and advice on the acquisition of our subsidiaries. The increase in general and administrative expenses for current period was partially offset by reductions in equipment freight and storage, repairs and maintenance and investment and management consulting fees as compared to the nine-month period ended April 30, 2006.
     Other Income and Expenses
     Other expenses increased by $94,000 to $311,000 for the nine-month period ended March 31, 2007 from $217,000 for the nine-month period ended April 30, 2006. Other expenses incurred during the current period consisted of net interest expense of $430,000 that was partially offset by gains on sales of surplus land and scrap equipment from our Belville and Hudson units of $119,000. Other expenses for the nine-month period ended April 30, 2006 included net interest expense of $30,000 and finance placement fees of $222,000 that were partially offset by a gain on the settlement of a note receivable of $35,000. Net interest expense increased $400,000 in current period over the comparable period last year due to the combination of increased debt financing during the latter part of fiscal 2006 and during the current period, and, the reduction of interest income.

     Income Tax Provision
     The income tax provision of $22,000 for the nine-month period ending March 31, 2007 consists of the minimum state franchise and capital taxes. There were no comparable taxes for the nine-month period ending April 30, 2006.
     Liquidity and Capital Resources
     At March 31, 2007, we had working capital of $977,000. We recorded a loss for the nine-month period ended March 31, 2007 of $2,983,000 and we have accumulated losses from inception on March 3, 2005 of $7,255,000. Given our March 31, 2007 cash balance of $1,352,000 and our projected operating cash requirements, we anticipate that our existing capital resources may be adequate to satisfy our cash flow requirements through June 30, 2007, provided that we do not expand current operations. However, to execute our acquisition strategy and business plan we anticipate that we will have to raise additional capital through asset based lines of credit and term loans or additional debt or equity financings to fund additional operations and acquisitions during the next six to twelve months.
     During the nine months ended March 31, 2007, we acquired capacity and loading rights for and began operations of our transload facility in Passaic, New Jersey, and other revenue generating activities in waste management. These events had the most significant impact on our cash flow in this period. We used approximately $2,195,000 to acquire the rights and related property and equipment for our transload facility as well as deposits of $101,000 in support of our operation. Prior June 30, 2006, our accounts receivable balances were not material. During the period ended March 31, 2007, we began significant revenue generating activities including the granting of credit to our customers that impacted our cash flow by approximately $346,000. The following is a summary discussion of our cash flow.
     Cash decreased by $1,666,000 for the nine months ended December 30, 2006 from $3,018,000 to $1,352,000.
     We reported cash flow used in operations of $1,911,000 consisting primarily of our net loss of $2,983,000 and an increase in accounts receivable of $346,000 partially offset by an increase of $804,000 in accounts payable and accrued liabilities including amounts due to related parties, and the value of common shares issued for services in the amount of $430,000.
     Cash used in investing activities totaled $2,417,000 consisting primarily of our purchases of property and equipment of $722,000, our purchase of the capacity and loading rights for our transload facility of $1,509,000 and a certificate of deposit in the amount of $276,000 used to secure a letter of credit.
     Cash provided by financing activities totaled $2,662,000 consisting of the proceeds from secured notes payable for equipment of $457,000, the proceeds of other secured notes payable of $168,000, the proceeds from convertible notes payable of $750,000, the proceeds from the issuance of common stock for $283,000 (net of expenses) and the proceeds from the issuance of preferred stock and redemptions rights of $1,500,000 partially off by principal payments on notes payable of $496,000.
     Our long-term debt includes approximately $744,000 of principal payments and $389,000 in accrued interest expenses that are due within the next year. The potential impact of servicing our long-term debt on short-term liquidity may be a reduction in cash available for contemplated infrastructure improvements and potential acquisitions. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets.
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
     Our planned mining operations are inherently subject to conditions that could affect levels of production and production costs at particular mines for varying lengths of time and could reduce our profitability. Our planned coal mining operations are subject to conditions or events beyond our control that could disrupt operations, affect production and increase the cost of mining for varying lengths of time and negatively affect our profitability. These conditions or events include, (i) unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our capital equipment that we would use to remove the soil that overlies coal deposits; (ii) geological conditions, such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; (iii) unexpected delays and difficulties in acquiring, maintaining or renewing necessary permits or mining or surface rights; (iv) unavailability of mining equipment and supplies and increases in the price of mining equipment and supplies; (v) shortage of qualified labor and a significant rise in labor costs; (vi) fluctuations in the cost of industrial supplies, including steel-based supplies, natural gas, diesel fuel and oil; (vii) unexpected or accidental surface subsidence from underground mining; (viii) accidental mine water discharges, fires, explosions or similar mining accidents; (ix) regulatory issues involving the plugging of and mining through oil and gas wells that penetrate the coal seams we mine; and (x) adverse weather conditions and natural disasters, such as heavy rains and flooding. If any of these conditions or events occur in the future at any of our mining complexes, our cost of mining and any delay or halt of production either permanently or for varying lengths of time could adversely affect our operating results.
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
     Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs. We may conduct some of our mining operations on properties that we lease. A title defect or the loss of any lease could adversely affect our ability to mine the associated reserves. Because title to most of our leased properties and mineral rights is not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property, our right to mine some of our reserves may, in the future, be adversely affected if defects in title or boundaries exist. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to, incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.
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
     We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of March 31, 2007, we had indebtedness of $6,882,000 of which $744,000 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.
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

Item 3. Controls and Procedures
     Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the third quarter of fiscal 2007 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting. Our management is taking steps to address such weaknesses, including the hiring of additional accounting staff to allow for segregation of duties. One additional accounting staff was hired during the quarter ended December 31, 2006.
     There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Small Business Issuer Purchases of Equity Securities

(d)
Maximum number
				(c)	(or approximate
				Total number of	dollar value) of
				shares (or units)	shares (or units)
	(a)		(b)	purchased as	that may yet be
	Total number of		Average price paid	part of publicly	purchased under
	shares (or units)		per share	announced plans	the plans or
Period	purchased		(or unit)	or programs	programs
Jan 1 – Jan 31	—		—	—	—
Feb 1 – Feb 28	—		—	—	—
Mar 1 – Mar 31	400,000	(*)	$1.25	—	—

Total	400,000		$1.25	—	—

(*)	On March 5, 2007 we redeemed 400,000 shares of common stock valued at $500,000 in exchange, and received $1,500,000 in cash, for the sale of 1,950 shares of our Series A Preferred Stock and certain associated redemption rights.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on February 6, 2007 at the Madison Hotel, One Convent Road, Morristown, New Jersey, the shareholders elected the directors of the Company.
Votes

					Broker Non-
Directors	For	Against	Withheld	Abstention	Votes
Imre Eszenyi	8,528,827	—	2,456	—	—
Charles Srebnik	8,528,828	—	2,455	—	—
David Adams	8,528,827	—	2,256	—	—
SIGNATURES IMMEDIATELY FOLLOW

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC. (Registrant)
Date: April 25, 2007	By:	/s/ Imre Eszenyi
Imre Eszenyi, Acting President
(Principal Executive Officer) and Chairman of the Board

Date: April 25, 2007	By:	/s/ Paul Biberkraut
Paul Biberkraut, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibits
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002