Form 10KSB
period 2007-06-30
Chartwell International, Inc.
filed 2007-08-07
CIK 1329184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-51342
CHARTWELL INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)

Nevada	95-3979080
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

177 Madison Avenue.	07960
Morristown, New Jersey	(Zip Code)
(Address of Principal Executive Offices)
(973) 400-7010
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001
(Title of Class)
Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Net revenues for year ended June 30, 2007 were $7,306,000
The aggregate market value of voting stock held by non-affiliates of the registrant was $8,593,000 as of August 3, 2007 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
Number of shares of issuer’s common stock outstanding as of August 3, 2007: 14,041,361
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Overview of Business
     Chartwell International, Inc. (the “Company,” “we,” “us,” “our”) is a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are developing natural resources, rail-based transportation primarily focused on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We are pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. Additionally, we are in the preliminary stages of evaluating the best business approach to monetizing some mineral and mineral rights assets that we acquired.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the natural resources and rail-based transportation industries. Most of our activities during the period from March 3, 2005 to June 30, 2007 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that would allow us to begin operations.
     On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville Mining Company, Inc. (“Belville”) based in Ohio which has significant interests and rights to over 9,500 acres of land and minerals in South-Central Ohio, a portion of which land we intend to permit for certain industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that it is functioning as one of our direct subsidiaries.
     On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson Logistics, Inc. (“Hudson”), one of our wholly owned subsidiaries. We surrendered the corporate charter of E-Rail on August 2, 2006.
     On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. (“Cranberry Creek”), a New Jersey corporation including its wholly owned subsidiary, Middletown & New Jersey Railway Company, Inc. that owns and operates a regional short-line railroad in Middletown, New York (“MNJ”). MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.
     On May 12, 2006, in an effort to further simplify our corporate structure, we assigned all the assets and liabilities of Cranberry Creek to MNJ. We surrendered the corporate charter of Cranberry Creek on November 15, 2006.
     Founded in 1947, MNJ, headquartered in Middletown, New York has historically been an integral part of the growth of Orange County, New York. MNJ and its predecessors transported milk, milk products, livestock, feed and coal. As recently as in the mid 1980s, MNJ serviced a chemical and a fertilizer plant on its short-line. The business is currently serving Genpak, a national plastic packaging company.

     We have included consolidated pro-forma balance sheets at June 30, 2006 and consolidated pro-forma statements of operations for the eleven months ended June 30, 2006 to reflect the acquisition of Cranberry Creek as if it had been included in our operations from the beginning of the periods presented. Please refer to Note 2 – Acquisitions.
     On August 29, 2006, our wholly-owned subsidiaries, Hudson and Hudson Logistics Loading, Inc. (“HLL”) completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). One agreement is a Facility Capacity Agreement, which grants Hudson the exclusive right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials primarily consisting of construction and demolition debris to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,475,000 and agreed to either payoff or assume certain equipment loans and leases.
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
     On March 23, 2005, in two separate but concurrent transactions, Mr. Imre Eszenyi acquired 45,000,000 shares of our common stock in the aggregate pursuant to a Share Purchase Agreement and Subscription Agreement. In the transaction pursuant to the Share Purchase Agreement, Mr. Eszenyi purchased from controlling affiliates of Chartwell 19,161,567 shares of our common stock for $250,000. In addition, pursuant to the Subscription Agreement, Mr. Eszenyi purchased from us 25,838,433 shares of our common stock for $200,000. The $200,000 was used to pay off the note payable granted by us to Kingsley Capital, Inc. as a result of the Spin-Off. On June 27, 2005, we affected a 1 for 10 reverse stock split.
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
     Movement of commodities by truck is also being adversely affected by two important trends. There currently is a substantial shortage of truck drivers in the U.S., which is expected to continue to increase in the future. Additionally, the high cost of fuel has made trucking more expensive and a less attractive alternative. Also, truck transport transit times are becoming longer as highway congestion continues to steadily increase, especially in high growth areas.
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
     We are planning to make significant infrastructure improvements to increase traffic on MNJ’s railroad. We anticipate that the infrastructure improvements will allow us to attract new customers and expand the level of service that we provide to existing customers. We plan to partner with local, state and federal government agencies to attract rail-served commerce to the Orange County, New York region where MNJ is located.
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

Our Strategy
     Our strategy is to provide rail-based transportation primarily focused on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We also anticipate expanding our rail-based operations through various entitlements of land that we own or may lease for industrial commercial uses. Additionally, we are in the preliminary stages of evaluating the best business approach to monetizing the mineral and mineral rights assets that we acquired.
     In the near term our efforts will center on the Northeast and South Central Ohio. Medium to longer term activities are expected to also focus on what we believe are high growth areas of the U.S.
     During our first year of planned operations, we acquired non-income producing assets and properties at what we believe to be reasonable prices that are substantially below their intrinsic values and replacement costs, with a view toward developing and monetizing these assets for future revenue and profitability. In this last fiscal year, we began operating our first construction and demolition transload facility in Passaic, New Jersey.
     We are now focused on identifying other acquisition or site development opportunities that are revenue and cash flow-based. These potential acquisitions/development opportunities may include solid waster transfer stations, transload facilities for solid waste and other commodities or another short-line railroad.
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
     We are committed to the growth of our businesses through investment in existing operations and acquisition of additional companies that complement our overall transportation services offering, such as transload facilities and transfer stations. We are beginning to develop relationships with potential partners interested in expanding their rail based transportation revenue sources.
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

Customers
     As of June 30, 2007, we had approximately 80 customers in our Hudson unit and one customer in our MNJ unit. We are continuing marketing activities and developing strategic relationships to increase our customer base and revenue.
Dividends
     We have not, and currently do not intend to, pay dividends. Any change in this current intention is in the discretion of the Board of Directors.
Employees
     As of June 30, 2007, we had 9 full time employees. We also utilize outsourced labor, consultants and temporary contract labor throughout the year to address business and administrative needs.
     None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We do not expect any significant disruption in our business in our fiscal year ending June 30, 2008 as a result of labor negotiations, employee strikes or organizational efforts.
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
     We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of June 30, 2007, we had indebtedness of $6,851,000 of which $773,000 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.
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
     Rising fuel costs could adversely affect our business. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices could significantly increase our operating costs. During the last two fiscal years, we offset a small portion of higher fuel costs through our participation in Class I carriers’ fuel surcharge programs. However, to the extent that we are unable to maintain and expand the existing fuel surcharge program, increases in fuel prices could have an adverse effect on our operating results, financial condition or liquidity.
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
     Land and Mineral Rights
     As of June 30, 2007, we owned or controlled primarily through long-term leases approximately 9,520 acres of coal, limestone and clay mineral rights on land in southern Ohio. 1,520 acres of those properties are encumbered by mortgage liens held by certain creditors of Belville associated with promissory notes issued by Belville to such creditors. The following map illustrates the location of mineral rights we own or control.

     Our Reserves
     As of June 30, 2007, our proven and probable mineral reserves are located on Jackson, Scioto and Lawrence counties in the south east corner of the state of Ohio on approximately 1,520 acres of land that we own. We have additional mining rights to approximately 8,000 acres of land that we have not yet gathered enough data to determine the extent, if any, of proven or probable mineral reserves. Most of these relate to underground mining rights in the Wayne National Forest. We estimate that we own approximately 6.26 millions tons of non-permitted proven and probable recoverable reserves of coal, approximately 8.65 millions tons of non-permitted proven and probable recoverable reserves of limestone, and approximately 3.73 millions tons of non-permitted proven and probable recoverable reserves of clay. Recoverable reserves include only saleable minerals and do not include mineral which would remain unextracted, such as support pillars and processing losses. Reserve estimates are prepared by engineers and geologists we contract and they are reviewed and updated periodically.
     The following table reflects our estimated unassigned recoverable mineral reserves as of June 30, 2007:
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
As of June 30, 2007, approximately 100% of our estimated proven and probable mineral reserves were held in fee simple.
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
     After the cessation of active mining operations in 1998, Belville either sold or disposed of most of its mining equipment. During the year ended June 30, 2007, we sold and/or disposed of any remaining mining equipment.
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
ITEM 3 — LEGAL PROCEEDINGS
     On or about May 23, 2007, our subsidiaries, Hudson Logistics, Inc. and Hudson Logistics Loading, Inc. filed a complaint in the Superior Court of New Jersey against New York & Greenwood Lake Railway and Northern & Bergen Railroad, LLC (“N&BR”) for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and tortious interference with business relationship. On August 29, 2006, Hudson and HLL completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with Greenwood. One agreement is a Facility Capacity Agreement, which grants Hudson the exclusive right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials primarily consisting of construction and demolition debris to railcars at Greenwood’s railroad at Dundee Yard. The agreements had been held by Steel Wheels and Team G, respectively, both of whom had filed for protection under Chapter 11 of the Federal Bankruptcy laws on June 14, 2006. While in bankruptcy, we negotiated with Steel Wheels, Team G and Greenwood to allow Hudson and HLL to acquire the agreements. Greenwood had represented to us that (i) a host community fee it insisted we pay to the City of Passaic was $0.75 per ton but in actuality it was $1.50 per ton; (ii) it would freeze its rate charged to use its 1.1 mile interchange track rail-line at then current rates; and (iii) it would enter into good faith negotiations over new terms for the agreements. Greenwood repeatedly refused to negotiate with us over new terms for the agreements and decided to sell all of its assets to N&BR. We were advised that as a result of such a sale, our rates to use the rail-line would be increased by approximately $500 per rail car which would make it prohibitive for Hudson and HLL to continue their businesses. As a result, Hudson and HLL initiated the lawsuit to enjoin Greenwood from completing the sale to N&BR and increasing the rates to use the rail-line, and to seek damages. On June 22, 2007, Hudson and HLL’s petition for an injunction against Greenwood and N&BR was denied, however, their claims for damages remain.
     On or about July 25, 2007, Greenwood filed a counterclaim against Hudson and HLL, and additionally named Chartwell International, Inc., Imre Eszenyi and Raymond Kalafsky as third party defendants. Greenwood is claiming that Hudson, HLL, we, Imre Eszenyi and Raymond Kalafsky (collectively the “Defendants”) tortiously interfered with contractual relations between Greenwood and N&BR preventing the sale transaction between Greenwood and N&BR. Additionally, Greenwood is claiming that Hudson and HLL breached their agreements with Greenwood by failing to perform under such agreements, committed a fraud on Greenwood by making material misstatements and conspired as part of the Defendants against Greenwood by interfering with its business, contracts and prospective advantages. Greenwood is seeking damages, specific performance on delivery of certain tonnage reports, payment of host community fees due to the City of Passaic, and an accounting of transactions at Hudson and HLL facilities. We believe that Greenwood’s claims cannot be substantiated by the evidence and we intend to vigorously defend any such claims.
     In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by our management as a normal part of business, and except as set forth above, there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.
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

Year Ended June 30, 2007	High	Low

First Quarter (September 30, 2006)	$2.70	$0.75
Second Quarter (December 31, 2006)	$1.50	$0.75
Third Quarter (March 31, 2007)	$1.40	$0.85
Fourth Quarter (June 30, 2007)	$1.00	$0.75

Eleven Months Ended June 30, 2006	High	Low

First Quarter (October 31, 2005)	$3.60	$5.00
Second Quarter (January 31, 2006)	$4.50	$3.45
Third Quarter (April 30, 2006)	$4.00	$3.00
Last Two Months (June 30, 2006)	$3.00	$2.00
The closing price for our common stock on June 30, 2007 was $0.75.
Stockholders
     As of June 30, 2007, there were 14,041,361 shares of common stock issued and outstanding held by 534 stockholders of record (not including street name holders).

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
     On September 14, 2005, we issued 300,000 shares of common stock to four members of our Board of Directors in exchange for services valued at $1.50 per share or $450,000. Our management valued the shares of common stock based on recent subscriptions of shares of common stock through private placements at $1.50 cash per share.
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

     On October 10, 2006 we issued 25,000 shares of common stock to Mr. Charles Srebnik, one of our directors, for audit committee services performed for us, valued at $1.18 per share or $30,000. Our management valued the shares of common stock at the closing stock market price on the date of the transaction. We issued the shares of common stock in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.
Securities Authorized for Issuance under Equity Compensation Plans
     Our stockholders approved an equity incentive plan at our Annual Meeting held on February 8, 2006 (the “2006 Plan”). Under the 2006 Plan, options to acquire up to 9% of the outstanding shares of our common stock and common stock that is issuable from convertible securities may be granted to our directors, officers, employees and consultants. As of June 30, 2007, there were 950,000 shares issued under the 2006 Plan.
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
     The discussion and financial statements contained herein are from our inception of March 3, 2005 to our fiscal year ended June 30, 2007. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the natural resources and rail-based transportation industries. Most of our activities during the period from March 3, 2005 to September 30, 2006 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be combined and allow us to begin operations.
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
     On August 29, 2006, our wholly-owned subsidiaries, Hudson and HLL completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). One agreement is a Facility Capacity Agreement, which grants Hudson the exclusive right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,475,000. Additionally, we incurred approximately $34,000 in legal fees bring our capitalized cost of these agreements to $1,509,000. We further agreed to either payoff or assume certain equipment loans and leases.
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
     Revenue Recognition. We generate revenue from solid waste transportation and disposal services and from rail transportation. The timing of our revenue recognition for solid waste transportation and disposal services depends on the type of service that we provide to our customers. We recognize revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognize revenue for waste management services when we complete the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility are generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services are generally 15 to 30 days. We generate limited revenue from rail transportation and we recognize revenue on the completion of transportation across our short line railroad. Our credit terms are generally 15 to 30 days. We maintain reserves for potential credit losses solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We don’t maintain a reserve for rail transportation as we have one customer and we have not incurred any losses since we began generating revenue in February 2006.
     Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock or 1,482,010 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. As of June 30, 2007, our management has not identified any impaired assets.
Results of Operations
Comparison for the year ended June 30, 2007 and the eleven months ended June 30, 2006
     We reported a net loss for the year ended June 30, 2007 of $4,000,000 or $0.29 per share on a basic and diluted basis as compared to a loss for the eleven months ended June 30, 2006 of $3,298,000 or $0.23 per share on a basic and diluted basis. Our net loss for the eleven months ended June 30, 2006 included approximately nine months of net losses of our subsidiaries, E-Rail, Hudson and Belville, totaling $1,241,000, and the net loss of MNJ, with operations from February 10, 2006 to June 30, 2006, of $166,000. As a result of the change in our fiscal year end from July 31 to June 30 effective with our fiscal year beginning July 1, 2006, we are making comparisons to the current fiscal year with the previous fiscal period that included eleven months.
     Revenues
     Revenues for the year ended June 30, 2007 of $7,306,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $5,631,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $1,539,000 and rail transportation income from MNJ of $136,000. The waste management contract was for the transportation of a certain type of solid waste from the customer’s site to a landfill. We received disposal fees and revenue was recognized upon performance of the services. We recorded revenue of $51,000 consisting of rail transportation during the eleven-month period ended June 30, 2006 as we had no active operations other than from our recent acquisition of our MNJ subsidiary at that time.
     Cost of Revenues
     Cost of revenues for the year ended June 30, 2007 of $6,824,000 or 93.4% of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. Our cost of revenues will vary from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. We did not record cost of revenue during the eleven-month period ended June 30, 2006 as there was no cost of revenue associated with our rail transportation income.
     Gross Profit
     Gross profit for the nine months ended June 30, 2007 was $482,000 or 6.6% of revenues. Our gross profit as a percentage of revenue will vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’. Our gross profit from rail transportation income during the eleven-month period ended June 30, 2006 was $51,000 as there was no cost of revenue associated with the rail transportation income.
     General and Administrative Expenses
     General and administrative expenses increased by $1,009,000 to $4,062,000 for the year ended June 30, 2007 from $3,053,000 for the eleven-month period ended June 30, 2006. General and administrative expenses during the current period consisted primarily of the following:

•	salaries and employee expenses of $1,438,000

•	engineering and other consulting services of $719,000

•	rents, utilities, telephone and office related expenses of $250,000

•	repairs and maintenance of $83,000

•	professional fees of $582,000

•	investment and management consulting fees of $130,000

•	travel expenses of $195,000

•	depreciation and amortization expense of $309,000.
     General and administrative expenses of $3,053,000 for the eleven months ended June 30, 2006 consisted primarily of the following:
•	salaries and employee expenses of $560,000

•	engineering and other consulting services of $229,000

•	equipment freight, storage and maintenance of $168,000

•	rents, utilities and office related expenses of $149,000

•	repairs and maintenance of $56,000

•	professional fees of $1,198,000

•	investment and management consulting fees of $376,000

•	travel expenses of $118,000

•	depreciation and amortization expense of $49,000.
     General and administrative expenses increased primarily due to our Hudson/HLL operations in waste disposal and management services and our short line rail operations at MNJ during the year ended June 30, 2007. The Hudson/HLL operations did not exist and MNJ operated for four months in the comparable eleven-month period ended June 30, 2006. Salaries and employee expenses include the value of stock options granted to employees of $194,000 for the current year as compared to $32,000 for the previous period. During the current year engineering and other consulting services included $400,000 of expenses from the issuance of shares of our common stock to a consultant for services related to our MNJ and Greater Ohio units. Professional fees for the eleven-month period ending June 30, 2006 included approximately $775,000 of expenses from the issuance of shares of common stock to our board members for their services and to financial advisors in connection with raising capital and advice on the acquisition of our subsidiaries. The increase in general and administrative expenses for current period was partially offset by reductions in equipment freight and storage, and, investment and management consulting fees as compared to the eleven-month period ended June 30, 2006.
     Other Income and Expenses
     Other expenses increased by $124,000 to $420,000 for the year ended June 30, 2007 from $296,000 for the eleven-month period ended June 30, 2006. Other expenses incurred during the current year consisted of net interest expense of $554,000 that was partially offset by gains on sales of surplus land and scrap equipment from our Belville, Hudson and MNJ units of $134,000. Other expenses for the eleven-month period ended June 30, 2006 included net interest expense of $148,000 and finance placement fees of $222,000 that were partially offset by gains on the settlement of a note receivable and a note payable of $74,000. Net interest expense increased $406,000 in current year over the comparable period last year due to the combination of increased debt financing during the latter part of fiscal 2006 and during the current year, and, the reduction of interest income.
     Income Tax Provision
     We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.
For the five months ended July 31, 2005 (fiscal year 2005)
     We reported a net loss for the five month period ended July 31, 2005 of $973,000 or $0.16 on a basic and diluted basis. The loss consisted primarily of the following:
•	General and administrative expenses of $159,000

•	Finance placement fees of $836,000

     The loss was partially offset by interest income of $22,000
Liquidity and Capital Resources
     At June 30, 2007, we had working capital deficiency of $116,000. We recorded a loss for the year ended June 30, 2007 of $4,000,000 and we have accumulated losses from inception on March 3, 2005 of $8,271,000. Given our June 30, 2007 cash balance of $704,000 and our projected operating cash requirements, we anticipate that our existing capital resources may be adequate to satisfy our cash flow requirements through June 30, 2008, provided that we do not expand current operations. However, to execute our acquisition strategy and business plan we anticipate that we will have to raise additional capital through asset based lines of credit and term loans or additional debt or equity financings to fund additional operations and acquisitions during the next six to twelve months.
     During the year ended June 30, 2007, we acquired capacity and loading rights for and began operations of our transload facility in Passaic, New Jersey, and other revenue generating activities in waste management. These events had the most significant impact on our cash flow in this year. We used approximately $2,195,000 to acquire the rights and related property and equipment for our transload facility as well as deposits of $101,000 in support of our operation. Prior June 30, 2006, our accounts receivable balances were not material. During the year ended June 30, 2007, we began significant revenue generating activities including the granting of credit to our customers that impacted our cash flow by approximately $482,000. The following is a summary discussion of our cash flow.
     Cash decreased by $2,314,000 for the year ended June 30, 2007 from $3,018,000 to $704,000.
     We reported cash flow used in operations of $2,316,000 consisting primarily of our net loss of $4,000,000 and an increase in accounts receivable of $482,000 partially offset by an increase of $1,385,000 in accounts payable and accrued liabilities, the value of common shares issued for services of $430,000, the value of stock options granted of $194,000, and, depreciation and amortization of $309,000.
     Cash used in investing activities totaled $2,591,000 consisting primarily of our purchases of property and equipment of $831,000, our purchase of the capacity and loading rights for our transload facility of $1,509,000 and a certificate of deposit in the amount of $279,000 used to secure a letter of credit.
     Cash provided by financing activities totaled $2,593,000 consisting of the proceeds from secured notes payable for equipment of $457,000, the proceeds of other secured notes payable of $168,000, the proceeds from convertible notes payable of $750,000, the proceeds from the issuance of common stock for $283,000 (net of expenses) and the proceeds from the issuance of preferred stock and redemptions rights of $1,500,000 partially off by principal payments on notes payable of $565,000.
     Our long-term debt includes approximately $773,000 of principal payments and $374,000 in accrued interest expenses that are due within the next year. The potential impact of servicing our long-term debt on short-term liquidity may be a reduction in cash available for contemplated infrastructure improvements and potential acquisitions. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets.
     Although we have recently begun transload and other waste management activities through our Hudson and HLL subsidiaries, and, we intend to obtain all the necessary permits to operate a landfill on our Ohio properties, there are no guarantees that we will be successful. If we are not successful, that may have a material adverse effect on how soon we will be able to generate significant revenue and cash flow from on-going operations. Additionally, we intend to make infrastructure improvements to MNJ to facilitate the expansion of our rail transportation operations. We have been approved for grants from the New York State Department of Transportation and we are currently requesting additional grants. The level of infrastructure spending is dependent on our success at receiving grants and there is no guarantee as to the level of approved grants that we may ultimately receive. Any such shortfall in projected revenues or limitations of grants may cause us to seek additional financing at an earlier date. There are no assurances that such financing will be available, or be available on terms acceptable to us.
Capital Expenditures
     During the year ending June 30, 2007, we acquired $831,000 of property and equipment primarily consisting of loading equipment in support of our Hudson/HLL subsidiary’s operations for rail-based waste transportation activities. We anticipate further material capital expenditures during fiscal 2008 that may include rail cars, containers, railway equipment and other equipment in support of developing our rail-based transportation and waste disposal operations.
     Pursuant to our acquisition of E-Rail on September 8, 2005, we assumed a lease for land, a building and rail spurs and siding sin Louisville, Ohio that will serve as a trans-load facility for us. The monthly rental is $5,000 and the lease expires on November 30, 2009.
     Pursuant to a lease agreement executed on June 12, 2006, we entered into a lease for office space in Morristown, New Jersey that serves as our corporate headquarters and administrative offices. The monthly rental is $4,647 and the lease expires of August 26, 2009.
     The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations		Less than			More than
At June 30, 2007	Total	1 Year	1-3 years	3-5 years	5 years
Long Term Debt	$6,851,000	$773,000	$1,965,000	$4,113,000	$—

Lease Obligations	266,000	116,000	150,000	—	—

Total Contractual Obligations	$7,117,000	$889,000	$2,115,000	$4,113,000	$—

     The above table outlines our obligations as of June 30, 2007 and does not reflect any changes in our obligations that have occurred after that date.
Off-Balance Sheet Transactions
     There are no off balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.
ITEM 7 — FINANCIAL STATEMENTS
     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page 38.
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
     Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the fourth quarter of fiscal 2007 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting. Our management is taking steps to address such weaknesses, including the hiring of additional accounting staff to allow for segregation of duties. One additional accounting staff was hired during the quarter ended December 31, 2006.
     There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 8B — OTHER INFORMATION
     None.
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

Person	Age	Position
Imre Eszenyi	39	Chairman of the Board, Acting President and Vice President
Paul Biberkraut	46	Chief Financial and Administrative Officer and Secretary
Charles Srebnik	73	Director, Chairman of the Audit Committee
David Adams	49	Director, Assistant Secretary
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
     Paul Biberkraut joined us as our Chief Financial and Administrative Officer in January 2006. From December 2002 through January 2006, Mr. Biberkraut was the Executive Vice President, Chief Financial Officer and Secretary of Superior Galleries, Inc., a publicly traded dealer and auctioneer of rare coins. Mr. Biberkraut served on the Board of Directors of Superior Galleries, Inc. until January 2007 and had been a Director since December 2002. From December 2000 to November 2002, Mr. Biberkraut was a senior finance manager for information technology at PacifiCare Health Systems, Inc., a public traded health care insurance company. Mr. Biberkraut attended McGill University where he received a Bachelor of Commerce and Graduate Diploma in Public Accountancy, and he received an M.B.A. from Pepperdine University. Mr. Biberkraut is a Chartered Accountant and is a member of Canadian Institute of Chartered Accountants.

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
     David Adams joined the Board of Directors in April 2005, and also serves as Assistant Corporate Secretary. He is a shareholder of the law firm of Weintraub Genshlea Chediak representing public and private corporations in the areas of intellectual property, corporate finance, mergers and acquisition, and regulatory matters from 2007 to the present. From 2000 to 2007, he was a shareholder of the law firm of Bullivant Houser Bailey representing public and private corporations. From November 1996 to 2000, he served as General Counsel and V.P of Business Development for ThermoGenesis Corp. (“KOOL”). Mr. Adams received his Bachelor of Arts Degree in Psychology, with High Distinction, from the University of Colorado, Colorado Springs in 1984, and his Juris Doctorate, with Distinction, from the University of the Pacific, McGeorge School of Law in 1988.
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
Code of Ethics
     We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics appears on our web site at www.chartwellinternational.com.
ITEM 10 — EXECUTIVE COMPENSATION
Summary Compensation
     The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our chief executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended June 30, 2007 and 2006. Other than as set forth below, no executive officer’s total annual salary and bonus exceeded $100,000 during our last fiscal period.
Summary Compensation Table

						Non-Equity	Non-Qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards (4)	Awards (4)	Compensation	Earnings	Compensation	Total
Name And	Year	($)	($)	($)	($)	($)	($)	($)	($)
Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Imre Eszenyi,	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chairman of the Board, Acting President and Vice President (1)	2006	$-0-	$-0-	$112,500	$-0-	$-0-	$-0-	$-0-	$112,500

Paul Biberkraut,	2007	$183,462	$10,000	$-0-	$-0-	$-0-	$-0-	$-0-	$194,074
Chief Financial and Administrative Officer and Secretary(2)	2006	$82,500	$10,000	$37,500	$149,940	$-0-	$-0-	$-0-	$279,940

Thomas Winant,	2007	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$76,560	$196,560
Vice President of Sales and Operations(3)	2006	$6,846	$-0-	$-0-	$72,590	$-0-	$-0-	$3,423	$82,859

(1)	Mr. Eszenyi does not have an employment engagement and does not receive compensation for his duties as acting president. Aggregate number of stock awards outstanding as of June 30, 2007 is 75,000.

(2)	Mr. Biberkraut became an officer of Chartwell on January 16, 2006.

(3)	Mr. Winant joined Chartwell on June 12, 2006. All other compensation consists of commission.

(4)	The assumptions underlying the valuation of stock awards and option awards can be found in Note 10 of our Notes to Consolidated Financials that begin on page 47 of this document.
Employment Agreements
     Effective January 16, 2006, we entered into an employment with Paul Biberkraut to serve as our Chief Financial and Administrative Officer. Mr. Biberkraut is paid an annual salary of $180,000 subject to an increase of up to 15% based on an annual review. Initially, Mr. Biberkraut was paid a bonus of $10,000 on January 16, 2006 and an additional bonus of $10,000 was paid on July 15, 2006. Mr. Biberkraut is entitled to participate in our cash management incentive bonus and equity incentive plans upon formation and approval by the Board of Directors, provided, however, cash bonuses shall not exceed 50% of each his base salary then in effect. Additionally, Mr. Biberkraut was granted 25,000 shares of restricted common stock vesting based on certain future liquidity events and awarded an option to acquire 150,000 shares of common stock vesting in equal increments on February 15, 2007 and February 15, 2008. The employment agreement may be terminated prior to the expiration of the agreement upon the mutual agreement of us and Mr. Biberkraut, respectively.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
Plan
								Equity	Awards:
								Incentive	Market or
			Equity					Pan Awards:	Payout
			Incentive Plan			Number	Market	Number of	Value of
			Awards:			of	Value of	Unearned	Unearned
	Number of	Number of	Number of			Shares	Shares	Shares,	Shares,
	Securities	Securities	Securities			or Units	or Units	Units or	Units or
	Underlying	Underlying	Underlying			of Stock	of Stock	Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	That	That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexerciseable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Imre Eszenyi	—	—	—	—	—	—	—	—	—
Paul Biberkraut (1)	75,000	—	75,000	$3.00	02/15/11	25,000	$18,750	—	—
Thomas Winant (2)	50,000	—	50,000	$2.70	06/12/11	—	—	—	—

(1)	The 150,000 common stock options were granted under our 2006 Equity Incentive Plan with a vesting schedule of 75,000 options on 02/15/07 and 75,000 options on 02/15/08. If there is a change in control all unvested options immediately vest. The stock grant of 25,000 common shares vests at earlier of certain liquidity events in our common stock or January 1, 2009.

(2)	The 100,000 common stock options were granted under our 2006 Equity Incentive Plan with a vesting schedule of 50,000 options on 06/12/07 and 50,000 options on 06/12/08. If there is a change in control all unvested options immediately vest.

Compensation of Directors
     During the year ended June 30, 2007, our directors did not receive any compensation with the exception of the chairman of our audit committee who received cash compensation of $1,000 per in-person board meeting and $500 per telephonic board meeting totaling $6,000 and received a restricted stock of 25,000 shares of our common stock valued at $29,500. All directors are reimbursed for certain expenses in connection with attendance at board meetings. Effective July 1, 2007, the auditor committee chairman’s cash compensation became $1, 000 per month.
     During the eleven months ended June 30, 2006, each of our non-employee directors received restricted stock grants of 75,000 shares of our common shares valued $112,500 and all directors are reimbursed for certain expenses in connection with attendance at board meetings. Additionally, the chairman of our audit committee received cash compensation of $1,000 per in-person board meeting and $500 per telephonic board meeting up to a maximum of $10,000 per year and received a restricted stock of 25,000 shares of our common stock valued at $37,500.
     The following table summarizes the compensation earned by directors for the year ended June 30, 2007

Change in
Pension Value
and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation
Name	($)	(1)($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)		(f)	(g)
David Adams	$—	$—	$—	$—	$—	$—
Charles Srebnik	$6,000	$29,500	$—	$—	$—	$—

(1)	The assumptions underlying the valuation of stock awards can be found in Note 10 of our Notes to Consolidated Financials that begin on page 47 of this document.
The aggregate number of stock awards outstanding at June 30, 2007 for Mr. Adams is 75,000 and for Mr. Srebnik, 125,000.
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
ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of August x, 2007, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

		Amount and Nature
		of Beneficial	Percentage of
Name and Address		Ownership of	Common Stock
of Beneficial Owner	Title of Class	Common Stock(1)	Outstanding(1)
Imre Eszenyi(2) (7)	Common	317,170	2.26%

Paul Biberkraut(2)	Common(3)	100,000	*

David Adams(2)	Common	178,750	1.27%

Charles Srebnik(2)	Common(4)	225,000	1.60%

International Kapitalanagegesellsc haft m.b.H acting on behalf of Fund “Merlin Master Funds INKA” Georg-Glock-Strasse 14 40474 Dusseldorf, Germany	Common (5)	2,200,000	14.82%

Fonditel Velociraptor, FL Pedro Teixeira Street, 8, 3rd Floor 28020 Madrid, Spain	Common(6)	1,500,000	10.68%

Bayern Invest Kapitalanagegesellschaft m.b.H c/o Brown Brothers Harriman 140 Broadway New York, NY 10005	Common	761,614	5.42%

Gerlach & Company c/o Citibank 333 West 34th Street, 3rd Floor New York, NY 10001	Common	700,000	5.02%

PICIAS Limited (7) Palm Grove House Road Town Tortola, British Virgin Islands	Common	4,298,831	30.62%

Faisal A. Alhegelan c/o Hogan & hartson L.L.P. 555 Thirteenth Street, NW Washington, DC 20004	Common (8)	737,171	5.02%

All Executive Officers and Directors as a Group (4 persons)	Common(3)(4)	820,920	5.85%

*	Less than one percent

(1)	Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 14,041,361 shares of common stock outstanding as of August x, 2007. We are informed that these persons hold the sole voting and dispository power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of August x, 2007, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address for Messrs. Eszenyi, Biberkraut, Adams, and Srebnik is 177 Madison Avenue, 2nd Floor, Morristown, NJ 07960

(3)	Includes 75,000 shares of common stock issuable upon the exercise of options held by Mr. Biberkraut which are exercisable within 60 days of this table.

(4)	Includes 100,000 shares owned by Mr. Srebnik’s spouse, of which Mr. Srebnik disclaims beneficial ownership.

(5)	Includes 800,000 shares INKA has the right to acquire within 60 days upon conversion of 1,950 shares of our Series A Preferred Stock.

(6)	Includes 500,000 shares held in the name of Eurovalor Estados Unidos, FI based on our knowledge that the two entities are controlled or are under the common direction of the same principals.

(7)	PICIAS Limited is a British Virgin Islands company owned by a trust established for the benefits of Mr. Imre Eszenyi’s children. The trust is irrevocable, has independent trustees and administrators. Mr. Eszenyi disclaims beneficial ownership and based on Section 16(a) filings with the SEC and to our knowledge, has no direct or indirect control or direction over any of the shares.

(8)	Includes approximately 637,171 shares Mr. Alhegelan has the right to acquire within 60 days pursuant to conversion rights that are part of a convertible promissory note issued to Mr. Alhegelan.
Equity Compensation Plan Information
     The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2006 Equity Incentive Plan and (b) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2007.

Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding	securities
	warrants	options, warrants	reflected in
Plan Category	and rights(1)	and rights	column (a))
Equity compensation plans approved by security holders(2)	950,000	$2.62	632,010

Equity compensation plans not approved by security holders	—	$—	N/A

Total	950,000	$2.62	632,010

(1)	Number of shares is subject to adjustment in the future for changes in capitalization resulting from stock splits, stock dividends and similar events.

(2)	Consists of our 2006 Equity Incentive Plan. This Plan authorizes us to grant options to purchase up to 9% of the sum of the number of outstanding shares of our common stock and the number shares attributed to convertible securities during the term of our Plan.
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
     On September 30, 2005, we issued 155,000 shares valued at $232,000 to Orchestra in connection with the acquisition of E-Rail and Belville. From October 2005 through March 2006, we paid $16,000 in cash and issued 49,850 shares of common stock valued at $83,000 to Orchestra for consulting and financing placement fees. Additionally, on March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of June 30, 2007, we reported $10,000 due to Orchestra for consulting and financing placement fees
     We paid $145,000 and $460,000 in cash for legal services to a law firm, Bullivant Houser Bailey, during the year ended June 30, 2007 and the eleven months ended June 30, 2006, respectively, of which, David Adams, a director of ours was a shareholder. In addition, we reported $4,000 due to a law firm, Weintraub Genshlea Chediak, of which, David Adams, a director of ours is a shareholder, for legal services at June 30, 2007.
     On March 5, 2007 we issued 1,950 Series A Stock for a purchase price of $0.50 per share to International Kapitalanagegesellsc haft m.b.H acting on behalf of Fund “Merlin Master Funds INKA” (“INKA”), a 5% beneficial owner of our shares. Additionally, INKA acquired a redemption right. The 1,950 shares of Series A Stock and the redemption right were acquired for an aggregate purchase price of $2,000,000 consisting of $1,500,000 in cash and 400,000 shares of our common stock redeemed at a value of $500,000. On March 5, 2007 we redeemed the 400,000 shares of common stock valued at $500,000 in exchange for a portion of the issuance of 1,950 Series A preferred shares and related redemption rights. Our management valued the shares of common stock at $1.25 per share, the then current stock market price.

ITEM 13 — EXHIBITS

Exhibit
Number		Name

3.1	(1)	Amended and Restated Articles of Incorporation

3.2	(1)	Amended and Restated By-laws

4.1	(16)	Certificate of Designation of Series A Preferred Stock

10.2	(2)	Purchase and Sale Agreement with Railway & Industrial Services, Inc.

10.3	(3)	Securities Purchase Agreement

10.4	(4)	Letter of Understanding with Rail Waste Holdings, LLC

10.5	(5)	Share Purchase Agreement

10.6	(6)	Agreement and Plan of Merger with E-Rail Logistics, Inc.

10.7	(7)	Settlement Agreement with Minerva Enterprises, Inc. et al.

10.8	(8)	Contract of Sale of Stock with the Estate of Pierre T. Rasmussen for Acquisition of Cranberry Creek Railroad, Inc.

10.9	(9)	Asset Purchase Agreement with the Estate of Emily Lucy C. Burch.

10.10	(10)	Settlement Agreement with Starbank Group LLC et al.

10.11	(10)	Settlement Agreement with RWH and Christopher Davino.

10.12	(10)	Management Advisory Agreement with Orchestra Finance LLP.

10.13	(11)	Note Purchase Agreement with Chris Gordon.

10.14	(12)	Note Purchase Agreement with Faisal A. Alhegelan.

10.15	(13)	Assignment, Assumption and Novation Agreement.

10.16	(15)	Lease Agreement with TOA Reinsurance Company of America.

10.17	(15)	Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.18	(15)	Amendment to Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.19	(17)	Consulting Agreement with Entitlement Solutions, Inc.

14.1	(14)	Codes of Ethics.

21
Middletown and New Jersey Railway Company, Inc., a New York corporation; Hudson Logistics, Inc., a Delaware corporation; Hudson Logistics Loading, Inc., a Delaware corporation; Greater Hudson Resources, Inc., a Delaware corporation; Belville Mining Company, Inc., an Ohio corporation; Greater Ohio Resources, Inc., an Ohio corporation.

23.1		Consent of Urish Popeck & Co., LLC

31.1		Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2		Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32		Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 8-K dated June 27, 2005.

(2)	Incorporated by reference to Form 8-K dated July 11, 2005.

(3)	Incorporated by reference to Form 8-K dated July 8, 2005.

(4)	Incorporated by reference to Form 8-K dated April 20, 2005.

(5)	Incorporated by reference to Form 8-K dated March 23, 2005.

(6)	Incorporated by reference to Form 8-K dated September 8, 2005.

(7)	Incorporated by reference to Form 8-K dated November 16, 2005.

(8)	Incorporated by reference to Form 8-K dated December 30, 2005.

(9)	Incorporated by reference to Form 8-K dated December 30, 2005.

(10)	Incorporated by reference to Form 8-K dated March 15, 2006.

(11)	Incorporated by reference to Form 8-K dated March 15, 2006.

(12)	Incorporated by reference to Form 8-K dated April 26, 2006.

(13)	Incorporated by reference to Form 8-K dated August 24, 2006.

(14)	Incorporated by reference to Form 8-K dated November 21, 2006.

(15)	Incorporated by reference to Form 10-KSB dated September 27, 2006.

(16)	Incorporated by reference to Form 8-K dated March 8, 2007.

(17)	Incorporated by reference to Form 8-K dated March 26, 2007.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table shows the fees paid or accrued by us for the audit and other services provided Urish Popeck & Co., LLP (“Urish”) and Ronald R. Chadwick, P.C. (“Chadwick”) for the fiscal periods shown.

	June 30, 2007		June 30, 2006
	Urish	Chadwick	Urish	Chadwick
Audit Fees	$140,000	$—	$92,000	$10,000
Audit — Related Fees	—	—	—	—
Tax Fees	47,000	—	1,000	—
All Other Fees	—	—	—	—

Total	$187,000	$—	$93,000	$10,000

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
     Our Audit Committee approved the Audit Fees for fiscal years ending June 30, 2007 and 2006, but none of the other fees for 2007 and 2006 or any Audit Fees or other fees for previous periods. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement review. Prior to the formation of our audit committee the full Board of Directors pre-approved all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm the period March 3, 2005, inception, to July 31, 2005 and for the interim periods through January 31, 2006. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHARTWELL INTERNATIONAL, INC.

Dated: August 7, 2007	/s/ Imre Eszenyi
By: Imre Eszenyi
Its: Acting President (Principal Executive Officer) and Chairman of the Board

Dated: August 7, 2007	/s/ Paul Biberkraut
By: Paul Biberkraut
Its: Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)

     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Imre Eszenyi Imre Eszenyi	Director	August 7, 2007

/s/ David C. Adams David C. Adams	Director	August 7, 2007

/s/ Charles Srebnik Charles Srebnik	Director	August 7, 2007

Chartwell International, Inc.
Index to Financial Statements
June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Chartwell International, Inc. and Subsidiaries
Morristown, New Jersey
We have audited the accompanying consolidated balance sheets of Chartwell International, Inc. and Subsidiaries (a development stage Company) as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2007 and the eleven-month period beginning August 1, 2005 and ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. and Subsidiaries (a development stage Company) as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the year ended June 30, 2007 and the eleven month period beginning August 1, 2005 and ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Pittsburgh, Pennsylvania	/s/ Urish Popeck & Co., LLC

July 19, 2007	URISH POPECK & CO., LLC

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(in thousands)

	June 30,	June 30,
	2007	2006
Assets

Current assets
Cash and cash equivalents (Note 1)	$704	$3,018
Restricted cash( Note 3)	279	—
Accounts receivable, net of allowance for uncollectible accounts of $58 (2007) and $0 (2006) (Notes 1 and 7)	507	25
Deposits (Note 4)	536	533
Prepaid expense and other	47	38

Total current assets	2,073	3,614

Long-term assets (Notes 1, 7 and 8)
Property and equipment, net (Note 5)	5,178	4,573
Land	1,681	1,735
Mineral rights	5,447	5,447
Capacity and loading rights (Note 6)	1,383	—
Investment, at cost	100	—
Other	121	19

Total long-term assets	13,910	11,774

Total assets	$15,983	$15,388

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$1,403	$191
Due to related parties	14	21
Notes payable (Note 8)	773	310

Total current liabilities	2,190	522

Long-term liabilities
Notes payable, net of current portion (Note 8)	6,078	5,557

Total long-term liabilities	6,078	5,557

Total liabilities	8,268	6,079

Commitments and Contingencies (Notes 3,7,8 and 11)

Stockholders’ Equity (Note 10)
Preferred stock, $0.001 par value, 25,000 shares authorized Series A Preferred shares, $0.001 par value, 20 shares designated and 1.95 issued and oustanding	2,000	—
Common shares, $0.001 par value, 100,000 shares authorized 14,041 and 13,896 issued and outstanding at June 30, 2007 and 2006, respectively	14	14
Additional paid in capital	13,972	13,566
Accumulated deficit	(8,271)	(4,271)

Total stockholders’ equity	7,715	9,309

Total liabilities and stockholders’ equity	$15,983	$15,388

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(in thousands, except per share data)

			Cumulative
	For the	For the eleven	from March 3,
	year ended	months ended	2005, Inception
	June 30,	June 30,	to June 30,
	2007	2006	2007
Revenue	$7,306	$51	$7,357
Cost of revenue	6,824	—	6,824

Gross profit	482	51	533

General and administrative expenses	4,062	3,053	7,273

Loss from operations	(3,580)	(3,002)	(6,740)

Other income (expense)
Interest, net (Notes 7 and 8)	(554)	(148)	(681)
Gain on sale of property and equipment	134	—	134
Gains on notes settlements	—	74	74
Finance placement fees	—	(222)	(1,058)

Total other income (expense)	(420)	(296)	(1,531)

Loss before income tax provision	(4,000)	(3,298)	(8,271)

Income tax provision	—	—	—

Net loss	$(4,000)	$(3,298)	$(8,271)

Net loss per common share, basic and diluted	$(0.29)	$(0.23)	$(0.65)

Weighted average number of common shares outstanding, basic and diluted	13,986	14,639	12,821

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Preferrred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Stockholders’
	Shares	$	Shares	$	Capital	Deficit	Equity
Balance, March 3, 2005	—	$—	2,416	$2	$(202)	$—	$(200)

Common stock issued for cash	—	—	8,978	9	9,782		9,791
Common stock issued for services	—	—	294	1	440		441
Net loss from March 3, 2005, Inception to July 31, 2005						(973)	(973)

Balance, July 31, 2005	—	—	11,688	12	10,020	(973)	9,059

Common stock issued for cash	—	—	464	—	850		850
Common stock issued in partial payment of notes receivable	—	—	300	—	325		325
Common stock issued in partial payment of acquisition	—	—	1,202	1	1,802		1,803
Common stock issued for services	—	—	542	1	812		813
Fair value of stock options granted					32		32
Common stock redeemed for cash	—	—	(300)	—	(275)		(275)
Net loss for the eleven months end June 30, 2006						(3,298)	(3,298)

Balance, June 30, 2006	—	—	13,896	14	13,566	(4,271)	9,309

Common stock issued for cash	—	—	120	—	283		283
Series A Preferred stock issued for cash and common stock redemption	2	2,000	(400)	—	(500)		1,500
Common stock issued for services	—	—	425	—	429		429
Fair value of stock options granted	—	—	—	—	194		194
Net loss for the year end June 30, 2007						(4,000)	(4,000)

Balance, June 30, 2007	2	$2,000	14,041	$14	$13,972	$(8,271)	$7,715

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(in thousands)

			Cumulative
	For the	For the eleven	from March 3,
	year ended	months ended	2005, Inception
	June 30,	June 30,	to June 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(4,000)	$(3,298)	$(8,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	309	49	358
Gain on sales of property and equipment	(134)	—	(134)
Gain on settlement of note receivable	—	(35)	(35)
Gain on settlement of note payable	—	(39)	(39)
Fair value of stock options granted	194	32	226
Fair value of common stock issued for services	430	813	1,683
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	(482)	(23)	(505)
Deposits	(2)	892	(536)
Prepaid and other	(9)	(29)	(47)
Accounts payable and accrued liabilities	1,385	(30)	1,375
Due to related parties	(7)	(21)	14

Net cash used in operating activities	(2,316)	(1,689)	(5,911)

Cash flows from investing activities
Purchase of property and equipment	(831)	(2,963)	(3,794)
Purchase of capacity and loading rights	(1,509)	—	(1,509)
Proceeds on sales of property and equipment	229	—	229
Exercise of mining rights options	—	(102)	(102)
Deposits	(101)	(14)	(115)
Investment in affiliate	(100)	—	(100)
Restricted cash	(279)	—	(279)
Cash paid in acquisitions	—	(4,597)	(4,597)
Cash received in acquisitions	—	82	82

Net cash used in investing activities	(2,591)	(7,594)	(10,185)

Cash flows from financing activities
Proceeds from notes receivable	—	635	635
Payment for notes receivable	—	(275)	(275)
Borrowings under notes payable	1,375	4,000	5,375
Repayments under notes payable	(565)	(320)	(1,084)
Issuance of common stock	283	850	10,924
Issuance of preferred stock	1,500	—	1,500
Redemption of common stock	—	(275)	(275)

Net cash provided by financing activities	2,593	4,615	16,800

Net increase (decrease) in cash	(2,314)	(4,668)	704

Cash and cash equivalents, beginning of period	3,018	7,686	—

Cash and cash equivalents, end of period	$704	$3,018	$704

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(in thousands)

			Cumulative
	For the	For the eleven	from March 3,
	year ended	months ended	2005, Inception
	June 30,	June 30,	to June 30,
	2007	2006	2007
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$416	$126	$960

Income Taxes	$30	$7	$38

Non-Cash Investing and Financing Activities
Preferred stock issued in exchange for redemption of common stock	$(500)	$—	$(500)
Common stock issued in partial payment of note receivable	$—	$(325)	$(325)
Software acquired under capital lease	$—	$(27)	$(27)
Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$(1,803)	$(1,803)
Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$(500)	$(500)
Interest accrued to notes payable	$(173)	$(76)	$(250)
(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
     Organization and Business
     Chartwell International, Inc. (the “Company,” “we,” “us,” “our”) is a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly owned subsidiaries, are developing natural resources, rail-based transportation primarily focussed on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We are pursuing a growth strategy through successful acquisitions of assets, properties and access rights that can be synergistically combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the natural resources and rail-based transportation industries. Most of our activities during the period from March 3, 2005 to June 30, 2007 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that would allow us to begin operations.
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

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Principles of Consolidation and Basis of Presentation
     The consolidated financial statements as at June 30, 2007 and for the year ending June 30, 2007 include the accounts of Chartwell International, Inc. and its wholly-owned subsidiaries, Belville, Hudson, HLL, MNJ, Greater Ohio Resources, Inc. (“GOR”) and Greater Hudson Resources, Inc. (“GHR”). The consolidated financial statements as at June 30, 2006 and for the eleven month period ending June 30, 2006 include the accounts of Chartwell International, Inc., approximately ten months of operations of our wholly owned subsidiaries E-Rail and Belville, approximately five months of operations of our wholly owned subsidiaries Hudson, Cranberry Creek and MNJ, and, approximately one month of operations of our wholly owned subsidiaries HLL, GOR and GHR. On April 1, 2006 we assigned all the assets and liabilities of E-Rail and transitioned its operations to Hudson. On May 12, 2006, we assigned all the assets and liabilities of Cranberry Creek to MNJ. Chartwell surrendered the charters of incorporation for E-Rail and Cranberry Creek on August 2, 2006 and November 14, 2006, respectively.
     For purposes of the consolidated financial statements during the year ended June 30, 2007 and eleven months ended June 30, 2006, and, at June 30, 2007 and 2006, all significant inter-company transactions have been eliminated in consolidation.
     Reclassifications
     Certain amounts may have been reclassified in the 2006 financial statements to conform to the basis of presentation used in 2007 consolidated financial statements.
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
     Mineral Mining Rights
     A significant portion of the Company’s coal and other mineral reserves are controlled through mining rights. Amounts paid to acquire such reserves are capitalized and will be depleted over the life of those reserves that are proven and probable. Depletion of mineral mining rights will be computed using the units-of-production method, and the rights are assumed to have no residual value. The rights are long-term in nature (original terms begin at 10 years) and most of the rights contain provisions for renewals and extensions. As of June 30, 2007, no mining operations have commenced, no depletion expense has been recorded and the net book value of the mining rights was $5,447,000.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Impairment of Long-Term Assets
     In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. As of June 30, 2007, management of the Company has not identified any impaired assets.
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
     Revenue Recognition
     We generate revenue from solid waste transportation and disposal services and from rail transportation. The timing of our revenue recognition for solid waste transportation and disposal services depends on the type of service that we provide to our customers. We recognize revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognize revenue for waste management services when we complete the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility are generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services are generally 15 to 30 days. We generate limited revenue from rail transportation and we recognize revenue on the completion of transportation across our short line railroad. Our credit terms are generally 15 to 30 days. We maintain reserves for potential credit losses solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We don’t maintain a reserve for rail transportation as we have one customer and we have not incurred any losses since we began generating revenue in February 2006.
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

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Earnings (Loss) Per Share
     Basic “Earnings Per share (“EPS”)”, is computed as net income (loss) applicable to shares of common stock divided by the weighted average number of shares of common stock outstanding for the period. Net income (loss) applicable to shares of common stock is calculated as net income (loss) less dividends. No dividends were paid. Diluted EPS reflects the potential that could occur from shares of common stock issuable through stock options, warrants and other convertible securities. The total potential shares of common stock that have not been included in the calculation of diluted net loss per common share totaled 1,862,000 and 319,000 at June 30, 2007 and 2006, respectively, as the effects of such are anti-dilutive for those years.
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
     Customer and Vendor Concentrations
     During the year ended June 30, 2007, we had two customers that represented 31% of our net revenue; and as of June 30, 2007, we had one customer that represented 12% of our accounts receivable as of such date. During the eleven month period ended June 30, 2006, we had one customer that represented 94% of our net revenue; and as of June 30, 2006, we had one customer that represented 100% of our accounts receivable as of such date.
     During the year ended June 30, 2007, we had two vendors that represented 47% of our cost of revenues; and as of June 30, 2007, we had three vendors that represented 67% of our accounts payable as of such date. During the eleven month period ended June 30, 2006 we had no cost of revenues.
     Fair Value of Financial Instruments
     Statement of Financial Accounting Standards No. 7, “Disclosures about Fair Value of Financial Instruments, “requires the disclosure of the fair value, if reasonably obtainable, of the Company’s financial instruments. The Company’s financial instruments consist of its cash, accounts receivable, deposits, accounts payable and accrued liabilities; and notes payable. Management has determined that the fair value of the Company’s financial instruments approximate their carrying values at June 30, 2007 and 2006.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
Recently Issued Accounting Pronouncements
     SFAS No. 123(R)
     In March 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, stock options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement was effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005. We adopted SFAS No. 123(R) effective with our fiscal period that began on August 1, 2005.
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

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 2 — Acquisitions (continued)
     E-Rail Logistics, Inc. (continued)
     On March 15, 2006, the original purchase price of $9,165,000 was reduced as part of the settlement of a lawsuit (see Note 11), involving a claim by a former member or creditor of E-Rail. The reduced purchase price included the return of some property and equipment acquired and its associated debt and the reduction of common shares issued to selling shareholders partially offset by additional cash payments.
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

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 2 — Acquisitions (continued)
Cranberry Creek Railroad, Inc.
     On April 26, 2006, we completed the acquisition of 100% of the outstanding common shares of Cranberry Creek. Cranberry Creek’s primary asset is its wholly owned subsidiary Middletown and New Jersey Railway Company, Inc. (“MNJ”) which owns and operates a regional short-line railroad located in Middletown, New York. The acquisition price of $2,230,000 includes $1,730,000 paid in cash and a convertible promissory note payable of $500,000 (see Note 8). We completed the purchase of the first 66 2/3% of Cranberry Creek’s outstanding common shares on February 10, 2006 and we have used this date for the purposes of valuation and the commencement of the inclusion of the results of operations in Chartwell. MNJ consists of approximately 14.6 miles of rail track (approximately 2 miles of the track is in usable condition) that run from Middletown, New York south to the New Jersey state border and several parcels of land in Orange County, New York for a total of approximately 140 acres. The MNJ interchanges with Norfolk Southern Corporation’s railroad at its northern end.
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

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 3 — Restricted Cash
     On March 2, 2007, Mariner’s Bank issued a $275,000 letter of credit to a vendor of our Hudson subsidiary. The letter of credit is secured by our $275,000 short-term certificate of deposit plus any accrued interest earned held at Mariner’s Bank. The certificate of deposit will be renewed quarterly as long as the letter of credit is in place. The balance at June 30, 2007 of the short-term certificate of deposit plus accrued interest earned was $279,000.
Note 4 — Deposit on Railcar Purchase
     Effective July 11, 2005, the Company entered into a Purchase and Sale Agreement with Railway and Industrial Services, Inc. for the purchase of 95 retrofitted railcars for a purchase price of $4,085,000. The agreement called for the Company to pay an initial deposit of $1,425,000 and an additional $28,000 per railcar that is accepted and delivered, as defined. The parties also entered into a Purchase Money Security Agreement effective July 11, 2005 granting the Company a security interest in the 95 railcars until such railcars are accepted and delivered. The total deposit will be allocated and correspondingly reduced at the rate of $15,000 per railcar delivered. As of June 30, 2007, the Company has taken delivery of and fully paid for 60 railcars. The remaining deposit balance on the 35 railcar yet to be delivered of $525,000 is included as part of Deposits.
Note 5 — Property and Equipment
     Property and equipment consist of the following:

	June 30,	June 30,
	2007	2006
	(in thousands)
Buildings	$138	$126
Railroad structures and improvements	1,348	1,348
Leasehold improvements	147	5
Office furniture & equipment	90	61
Computer hardware and software	91	61
Railway locomotives and cars	2,762	2,662
Railway equipment	312	354
Waste disposal equipment	517	—

	5,405	4,617

Accumulated depreciation and amortization	(227)	(44)

	$5,178	$4,573

     Depreciation and amortization expense for the year ended June 30, 2007 and the eleven month period ended June 30, 2006 were $183,000 and $49,000 respectively.
Note 6 — Capacity and Loading Rights
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

Note 6 — Capacity and Loading Rights (continued)
          We are amortizing the capacity and loading rights over a ten-year period on a straight-line basis. We have recorded $125,000 of amortization expense for the year ending June 30, 2007 and the accumulated amortization of capacity and loading rights at June 30, 2007 was $125,000. The amortization expense to be recorded each year for the subsequent four fiscal years will be $151,000.
Note 7 — Line of Credit
          On February 20, 2007 our Hudson subsidiary entered into a loan agreement with Mariner’s Bank whereby Mariner’s Bank granted Hudson a revolving operating line of credit with a limit of $250,000 and bearing interest at the prime lending rate (8.25% at June 30, 2007) plus 1.00 % per annum payable monthly. The line of credit is secured by the assets of Hudson and guaranteed by Chartwell and is renewable on an annual basis. At June 30, 2007 there was no outstanding balance on the line of credit.
Note 8 — Notes Payable
     On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 0% to 6.5% per annum secured by land owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,638,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on proposals for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. During the year ended June 30, 2007 we either paid off or renegotiated the repayment terms of the notes and have determined that the remaining face value fairly represents the present value of minimum future payments based on the borrowing rates that we recently received from new debt assumed. As of June 30, 2007 the outstanding balances were $1,107,000 of which $165,000 are due in one year or less.
     On February 15, 2006, we issued a $500,000 convertible promissory note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, is due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $3.165 per share at any time. At June 30, 2007, the balance of the note payable plus accrued interest was $500,000 and there was $5,000 of accrued interest.
     On March 15, 2006, we issued a $1,000,000 convertible promissory note payable to an accredited private investor. The note bears interest at the rate of 6% per annum, is due on March 15, 2009, interest accrues until the note is repaid or converted, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $2.00 per share at any time. At June 30, 2007, the balance of the note payable plus accrued interest was $1,078,000.
     On April 30, 2006, we issued a $3,000,000 secured convertible promissory note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $2.30 per share at any time subject to a maximum of 5% of our outstanding common stock at the time of the conversion. At June 30, 2007, the balance of the note payable was $3,000,000 and there was no accrued interest.
     On September 14, 2006, we executed a secured note payable for $47,000 with Foley Equipment in connection was the purchase of equipment for our waste transload facility. The note bears no interest, is payable in 36 monthly principal installments of $1,315, and is secured by the equipment purchased. At June 30, 2007, the balance of the note payable was $36,000 of which $16,000 are due in one year or less.
     On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bear interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $3.00 per share at any time. At June 30, 2007, the balance of the notes payable plus accrued interest was $263,000.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 8 — Notes Payable (continued)
     On November 10, 2006, we executed a secured note payable for $37,000 with Arista Leasing LLC in connection with the purchase of equipment for our waste transload facility. The note bears interest at the rate of 8.68% per annum, is payable in 28 monthly installments of principal and interest of $1,485, and is secured by the equipment purchased. At June 30, 2007, the balance of the note payable was $29,000 of which $16,000 is due in one year or less.
     On November 10, 2006, we executed a secured note payable for $134,000 with FCC Equipment Leasing in connection with the purchase of equipment for our waste transload facility. The note bears interest at the rate of 8.96% per annum, is payable in 48 monthly installments of principal and interest of $3,334, and is secured by the equipment purchased. At June 30, 2007, the balance of the note payable was $117,000 of which $31,000 are due in one year or less.
     On November 22, 2006, we executed a secured note payable for $238,000 with Foley Equipment in connection with the purchase of equipment for our waste transload facility. The note bears interest at the rate of 3.45% per annum, is payable in 60 monthly installments of principal and interest of $4,331, and is secured by the equipment purchased. At June 30, 2007, the balance of the note payable was $213,000 of which $45,000 are due in one year or less.
     On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the note is repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $2.50 per share at any time. At June 30, 2007, the balance of the note payable plus accrued interest was $509,000.
     The summary of notes payable follows:

	June 30, 2007	June 30, 2006
	(In thousands)
Total	$6,851	$5,867
Less current portion	(773)	(310)

Long-term	$6,078	$5,557

     Interest expense incurred during the year ended June 30, 2007 and the eleven month period ended June 30, 2006 totaled $ 583,000 and $247,000 respectively. Future minimum payments under notes payable are as follows:

Year Ending	Amount
June 30,	(In thousands)
2008	$773
2009	$463
2010	$1,502
2011	$200
2012 and beyond	$3,913

$6,851

Note 9 — Income Taxes
     The Company has an estimated net operating loss carry forward for Federal income tax purposes at June 30, 2007 of approximately $9,300,000, which will begin to expire in varying amounts in 2021 if not used. The resulting deferred tax asset of approximately $3,162,000 has been offset by a 100% valuation allowance. The valuation allowance increased by approximately $1,762,000 for the year ended June 30, 2007 due to additional operating losses for the current year.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 10 — Equity
     Authorized Capital
     Preferred Stock
     The Company has the authority to issue 25,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares.
     On March 2, 2007, we designated 20,000 shares of our authorized Preferred Stock as Series A Preferred Stock (“Series A Stock”), of which 1,950 shares were outstanding at June 30, 2007. Each share of Series A Stock is convertible at the option of the holder at any time into shares of our common stock as is determined by dividing $1,025.65 per share by the conversion price, as adjusted for stock splits, subdivision and stock dividends. The initial conversion price is $2.50. Additionally, a holder of Series A Stock has the right to acquire a redemption right prior to March 5, 2007. If a holder of Series A Stock acquires such redemption right, the holder may require us to redeem its shares of Series A Stock at $1,000.00 per share on December 31, 2010 if we are not traded on a national exchange at such date. Our Series A Stock has no voting rights.
Common Stock
     The Company has 100,000,000 authorized shares of common stock, par value $0.001, of which 14,041,361 and 13,896,361 shares were outstanding at June 30, 2007 and 2006 respectively.
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

     Common Stock Transactions (continued)
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
     On March 12, 2007 we issued 400,000 shares of common stock to a consultant in exchange for services values at $1.00 per share or $400,000. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.
Preferred Stock Transactions
     On March 5, 2007 we issued 1,950 Series A Stock for a purchase price of $0.50 per share to a foreign accredited investor. Additionally, the investor acquired the Redemption Right. The 1,950 shares of Series A Stock and the Redemption Right were acquired for an aggregate purchase price of $2,000,000 consisting of $1,500,000 in cash and 400,000 shares of our common stock redeemed at a value of $500,000.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 10 — Equity (continued)
     Stock Options
     The Company’s 2006 Equity Incentive Plan (“2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of the Company’s outstanding shares of common stock and number common shares issuable from convertible securities or 1,482,010 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of the Company’s common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     During the year ended June 30, 2007, we granted to a consultant 600,000 stock options to purchase shares of common stock with an exercise price of $2.50 per share. Management estimated that 30% of stock options issued during the year ended June 30, 2007 will be forfeited annually. The options vest over two years and expire five years after the grant date. We record expenses on a straight line basis over the vesting term of the stock options based on fair value using the Black-Scholes option pricing model.
     During the eleven-month period ended June 30, 2006, we granted to employees 350,000 stock options to purchase shares of common stock with exercise prices ranging from $2.70 to $3.00 per share. Management estimated that 30% of stock options issued during the eleven months ended June 30, 2006 will be forfeited annually. The options vest over two to three years and expire five years after the grant date. We record expenses on a straight line basis over the vesting term of the stock options based on fair value using the Black-Scholes option pricing model.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 10 — Equity (continued)
     Stock Options (continued)
For stock options issued during the year ended June 30, 2007 the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rates	4.60%
Dividends	—
Volatility factors	118%
Expected life	2 years
Annual forfeiture rate	30%
The following table summarizes information about stock option transactions for the period shown:

	Year Ended
	June 30, 2007

	Weighted Average
All Options	Exercise Price
Outstanding at beginning of period	350,000	$2.83
Options granted	600,000	2.50
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	950,000	2.62
Exercisable at end of period	558,334	$2.60

	Year Ended
	June 30, 2007

	Weighted Average
	Exercise Price
Non-vested Options
Non-vested at beginning of period	350,000	$2.83
Options granted	600,000	2.50
Options forfeited	—	—
Options expired	—	—
Options vested	558,334	2.60
Non-vested at end of period	391,666	$2.66

Note 10 — Equity (continued)
     Stock Options (continued)
For stock options issued during the eleven-month period ended June 30, 2006 the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rates	4.60% - 5.00%
Dividends	—
Volatility factors	85% - 104%
Expected lives	2 – 3 years
Annual forfeiture rate	30%
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

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 10 — Equity (continued)
     Stock Options (continued)
     The weighted average grant-date fair value of options granted during the year ended June 30, 2007 and the eleven-month period ended June 30, 2006 were $0.29 and $0.84 per share respectively.
     The weighted average remaining contractual lives of the options outstanding and options exercisable at June 30, 2007 and 2006, were 4.4 and 4.4 years, and, 4.8 and 0.0 years respectively.
     We recorded $194,000 and $32,000 of compensation expense for employee stock options during the year ended June 30, 2007 and the eleven-month period ending June 30, 2006 respectively. At June 30, 2007 and 2006 there was a total of $244,000 and $262,000 respectively of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost remaining at June 30, 2007 is expected to be recognized over a weighted average period of 0.9 years. The total fair value of shares vested during the year ended June 30, 2007 was approximately $252,000.
     The following table provides information for the stock options granted during the year ended June 30, 2007:

Weighted
		Average	Weighted
		Exercise	Average
	Number	Price	Fair Value
Options exercise price equal to stock price	—	$—	$—
Options exercise price exceeds the stock price	600,000	$2.50	$0.29
     The following table provides additional information for stock options outstanding at June 30, 2007:

		Outstanding			Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range			Exercise	Contractual		Exercise
From	To	Number	Price	Life	Number	Price
$2.50	$2.50	600,000	$2.50	4.7	400,000	$2.50
$2.70	$2.70	200,000	$2.70	4.9	83,334	$2.70
$3.00	$3.00	150,000	$3.00	3.6	75,000	$3.00

		950,000			558,334

     As of June 30, 2007 and 2006, we had reserved shares of common stock for the following purposes:

	June 30,	June 30,
	2007	2006
Options	950,000	350,000
Convertible preferred stock	800,000	—
Convertible notes payable	1,625,422	1,971,143

Total	3,375,422	2,321,143

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 11 — Commitments and Contingencies
     Letter of Credit
     On March 2, 2007 Mariner’s Bank issued a $275,000 letter of credit in favor of a vendor of our HLI subsidiary for the purpose of establishing open credit with the vendor. The vendor will only draw down on the letter of credit if we do not meet the agreed upon payment terms.
     Leases
     We lease office space in Morristown, New Jersey under an operating lease agreement expiring in August 2009 and a rail transload facility in Louisville, Ohio under an operating agreement expiring in November 2009. Future minimum rental payments required under the above leases as of June 30, 2007 are as follows:

Years ending June 30
2008	$116,000
2009	116,000
2010	34,000

$266,000

     Rent expense for all leases for the periods ended June 30, 2007 and 2006 was $96,000 and $109,000 respectively.
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
     On June 14, 2007 U.S. Rail Corporation filed a lawsuit against us alleging that we failed to pay for railcar storage services totaling $88,200 from October 2005 through March 2006. We did not contract for these services and we intend to legally dispute this claim, however we have recorded the total disputed amount of the lawsuit as a current liability on our balance sheets.
     On or about May 23, 2007, our subsidiaries, Hudson Logistics, Inc. and Hudson Logistics Loading, Inc. filed a complaint in the Superior Court of New Jersey against New York & Greenwood Lake Railway and Northern & Bergen Railroad, LLC (“N&BR”) for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and tortious interference with business relationship. On August 29, 2006, Hudson and HLL completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with Greenwood. One agreement is a Facility Capacity Agreement, which grants Hudson the exclusive right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials primarily consisting of construction and demolition debris to railcars at Greenwood’s railroad at Dundee Yard. The agreements had been held by Steel Wheels and Team G, respectively, both of whom had filed for protection under Chapter 11 of the Federal Bankruptcy laws on June 14, 2006. While in bankruptcy, we negotiated with Steel Wheels, Team G and Greenwood to allow Hudson and HLL to acquire the agreements. Greenwood had represented to us that (i) a host community fee it insisted we pay to the City of Passaic was $0.75 per ton but in actuality it was $1.50 per ton; (ii) it would freeze its rate charged to use its 1.1 mile interchange track rail-line at then current rates; and (iii) it would enter into good faith negotiations over new terms for the agreements. Greenwood repeatedly refused to negotiate with us over new terms for the agreements and decided to sell all of its assets to N&BR.

Chartwell International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Note 11 — Commitments and Contingencies (continued)
     Legal Proceedings (continued)
We were advised that as a result of such a sale, our rates to use the rail-line would be increased by approximately $500 per rail car which would make it prohibitive for Hudson and HLL to continue their businesses. As a result, Hudson and HLL initiated the lawsuit to enjoin Greenwood from completing the sale to N&BR and increasing the rates to use the rail-line, and to seek damages. On June 22, 2007, Hudson and HLL’s petition for an injunction against Greenwood and N&BR was denied, however, their claims for damages remain.
     On or about July 25, 2007, Greenwood filed a counterclaim against Hudson and HLL, and additionally named Chartwell International, Inc., Imre Eszenyi and Raymond Kalafsky as third party defendants. Greenwood is claiming that Hudson, HLL, we, Imre Eszenyi and Raymond Kalafsky (collectively the “Defendants”) tortiously interfered with contractual relations between Greenwood and N&BR preventing the sale transaction between Greenwood and N&BR. Additionally, Greenwood is claiming that Hudson and HLL breached their agreements with Greenwood by failing to perform under such agreements, committed a fraud on Greenwood by making material misstatements and conspired as part of the Defendants against Greenwood by interfering with its business, contracts and prospective advantages. Greenwood is seeking damages, specific performance on delivery of certain tonnage reports, payment of host community fees due to the City of Passaic, and an accounting of transactions at Hudson and HLL facilities. We believe that Greenwood’s claims cannot be substantiated by the evidence and we intend to vigorously defend any such claims.
     In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by our management as a normal part of business, and except as set forth above, there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.
Note 12 — Related Party Transactions
     During the eleven month period ended June 30, 2006 we issued 155,000 shares valued at $232,000 to Orchestra Finance, LLP (“Orchestra”), a company controlled by an officer and director of ours in connection with the acquisition of E-Rail and Belville, and, we paid 16,000 in cash and issued 49,850 shares of common stock valued at $83,000 to Orchestra for consulting and financing placement fees. Additionally, on March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of June 30, 2007, we reported $10,000 due to Orchestra for consulting and financing placement fees
     We paid $145,000 and $460,000 in cash for legal services to a law firm, during the year ended June 30, 2007 and the eleven months ended June 30, 2006, respectively, of which a director of ours was a shareholder. In addition, we reported $4,000 due to another law firm of which a director of ours is a shareholder for legal services at June 30, 2007.
     We acquired software and assumed the corresponding lease of $27,000 during the eleven month period ended June 30, 2006 from an entity controlled by a former officer of one of our subsidiaries.
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

INDEX TO EXHIBITS

Exhibit Number	Name

3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Amended and Restated By-laws

4.1(16)	Certificate of Designation of Series A Preferred Stock

10.2(2)	Purchase and Sale Agreement with Railway & Industrial Services, Inc.

10.3(3)	Securities Purchase Agreement

10.4(4)	Letter of Understanding with Rail Waste Holdings, LLC

10.5(5)	Share Purchase Agreement

10.6(6)	Agreement and Plan of Merger with E-Rail Logistics, Inc.

10.7(7)	Settlement Agreement with Minerva Enterprises, Inc. et al.

10.8(8)	Contract of Sale of Stock with the Estate of Pierre T. Rasmussen for Acquisition of Cranberry Creek Railroad, Inc.

10.9(9)	Asset Purchase Agreement with the Estate of Emily Lucy C. Burch.

10.10(10)	Settlement Agreement with Starbank Group LLC et al.

10.11(10)	Settlement Agreement with RWH and Christopher Davino.

10.12(10)	Management Advisory Agreement with Orchestra Finance LLP.

10.13(11)	Note Purchase Agreement with Chris Gordon.

10.14(12)	Note Purchase Agreement with Faisal A. Alhegelan.

10.15(13)	Assignment, Assumption and Novation Agreement.

10.16(15)	Lease Agreement with TOA Reinsurance Company of America.

10.17(15)	Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.18(15)	Amendment to Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.19(17)	Consulting Agreement with Entitlement Solutions, Inc.

14.1(14)	Codes of Ethics.

21	Middletown and New Jersey Railway Company, Inc., a New York corporation; Hudson Logistics, Inc., a Delaware corporation; Hudson Logistics Loading, Inc., a Delaware corporation; Greater Hudson Resources, Inc., a Delaware corporation; Belville Mining Company, Inc., an Ohio corporation; Greater Ohio Resources, Inc., an Ohio corporation.

23.1	Consent of Urish Popeck & Co., LLC

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 8-K dated June 27, 2005.

(2)	Incorporated by reference to Form 8-K dated July 11, 2005.

(3)	Incorporated by reference to Form 8-K dated July 8, 2005.

(4)	Incorporated by reference to Form 8-K dated April 20, 2005.

(5)	Incorporated by reference to Form 8-K dated March 23, 2005.

(6)	Incorporated by reference to Form 8-K dated September 8, 2005.

(7)	Incorporated by reference to Form 8-K dated November 16, 2005.

(8)	Incorporated by reference to Form 8-K dated December 30, 2005.

(9)	Incorporated by reference to Form 8-K dated December 30, 2005.

(10)	Incorporated by reference to Form 8-K dated March 15, 2006.

(11)	Incorporated by reference to Form 8-K dated March 15, 2006.

(12)	Incorporated by reference to Form 8-K dated April 26, 2006.

(13)	Incorporated by reference to Form 8-K dated August 24, 2006.

(14)	Incorporated by reference to Form 8-K dated November 21, 2006.

(15)	Incorporated by reference to Form 10-KSB dated September 27, 2006.

(16)	Incorporated by reference to Form 8-K dated March 8, 2007.

(17)	Incorporated by reference to Form 8-K dated March 26, 2007.