Form 10QSB
period 2007-09-30
Chartwell International, Inc.
filed 2007-11-14
CIK 1329184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-51342
CHARTWELL INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-3979080

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
140 East Main Street
Middletown, New York 10940
(Address of Principal Executive Offices)
(949) 335-5319
(Issuer’s Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2007 the Registrant had 14,041,361 outstanding shares of common stock, $0.001 par value per share.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CHARTWELL INTERNATIONAL, INC.
FORM 10-QSB
SEPTEMBER 30, 2007
INDEX

		PAGE
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at September 30, 2007 (Unaudited) and June 30, 2007	3

	Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2007 and 2006, and, from inception on March 3, 2005 to September 30, 2007	4

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2007 and 2006, and, from inception on March 3, 2005 to September 30, 2007	5

	Notes to Interim Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operation	22

Item 3.	Controls and Procedures	36

Part II.	OTHER INFORMATION

Signatures		37

Exhibits		38
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Chartwell International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands)

	September 30,	June 30,
	2007	2007
	(Unaudited)

Assets

Current Assets
Cash	$253	$704
Restricted cash	283	279
Accounts receivable, net of allowance for uncollectible accounts	649	507
Deposits	528	536
Prepaid expense and other	65	47

Total current assets	1,778	2,073

Long-term Assets
Property and equipment, net	4,912	5,178
Land	1,681	1,681
Mineral rights	5,447	5,447
Capacity and loading rights, net	1,345	1,383
Investment, at cost	100	100
Other	116	121

Total long-term assets	13,601	13,910

Total Assets	$15,379	$15,983

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$1,946	$1,403
Due to related parties	14	14
Notes payable	803	773

Total current liabilities	2,763	2,190

Long-term Liabilities
Notes payable, net of current portion	6,018	6,078

Total long-term liabilities	6,018	6,078

Total Liabilities	8,781	8,268

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized Series A Preferred shares, $0.001 par value, 20 shares designated and 1.95 issued and outstanding	2,000	2,000
Common shares, $0.001 par value, 100,000 shares authorized 14,041 shares issued and outstanding at September 30, 2007 and June 30, 2007	14	14
Additional paid in capital	14,050	13,972
Accumulated deficit	(9,466)	(8,271)

Total stockholders’ equity	6,598	7,715

Total Liabilities and Stockholder’s Equity	$15,379	$15,983

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	September 30,	to September
	2007	2006	30, 2007
Revenues	$2,221	$1,549	$9,579

Cost of revenues	2,289	1,468	9,114

Gross profit (loss)	(68)	81	465

General and administrative expenses	914	807	8,187

Loss from operations	(982)	(726)	(7,722)

Other income (expense)
Interest, net	(120)	(118)	(801)
Gain (loss) on sale of property and equipment	(93)	59	41
Gains on notes settlements	—	—	74
Finance placement fees	—	—	(1,058)

Total other income (expense)	(213)	(59)	(1,744)

Loss before income tax provision	(1,195)	(785)	(9,466)

Income tax provision	—	—	—

Net loss	$(1,195)	$(785)	$(9,466)

Net loss per common share,
basic and diluted	$(0.09)	$(0.06)	$(0.73)

Weighted average number of common shares outstanding,
basic and diluted	14,041	13,896	12,940

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	September 30,	to September 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(1,195)	$(785)	$(9,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	92	39	450
Gain (loss) on sale of property and equipment	93	(59)	(41)
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	—	—	(39)
Fair value of stock options granted	78	34	304
Fair value of common stock issued for services	—	—	1,683
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	(142)	(915)	(647)
Deposits	8	(17)	(528)
Prepaid and other	(18)	(51)	(65)
Accounts payable and accrued liabilities	569	836	1,944
Due to related parties	—	33	14

Net cash used in operating activities	(515)	(885)	(6,426)

Cash flows from investing activities
Purchase of property and equipment	—	(135)	(3,794)
Purchase of capacity and loading rights	—	(1,504)	(1,509)
Proceeds on sale of property and equipment	119	69	348
Exercise of mining rights options	—	—	(102)
Deposits	5	—	(110)
Investment in affiliate	—	—	(100)
Restricted cash	(4)	—	(283)
Cash paid in acquisitions	—	—	(4,597)
Cash received in acquisitions	—	—	82

Net cash provided by (used in) investing activities	120	(1,570)	(10,065)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	—	(275)
Borrowings under notes payable	—	47	5,375
Repayments under notes payable	(56)	(59)	(1,141)
Issuance of common stock	—	—	10,925
Issuance of preferred stock	—	—	1,500
Redemption of common stock	—	—	(275)

Net cash provided by (used in) financing activities	(56)	12	16,744

Net increase (decrease) in cash	(451)	(2,467)	253

Cash and cash equivalents, beginning of period	704	3,018	—

Cash and cash equivalents, end of period	$253	$551	$253

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (continued)
(In thousands)
(Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	September 30,	to September 30,
	2007	2006	2007
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$94	$106	$1,053

Income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Preferred stock issued in exchange for redemption of common stock	$—	$—	$(500)

Common stock issued in partial payment of note receivable	$—	$—	$(325)

Software acquired under capital lease	$—	$—	$(27)

Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$—	$(1,803)

Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)

Interest accrued to notes payable	$(26)	$(28)	$(276)

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)
Note 1. Basis of Presentation and Accounting Policies
     Unaudited Interim Financial Information. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The balance sheet as of June 30, 2007 has been derived from the audited consolidated financial statements of Chartwell International, Inc. at that date. Unless stated otherwise, references in this Form 10-QSB to “we,” “us,” or “our” refer to Chartwell International, Inc.
     In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2007 and the operating results from inception on March 3, 2005 through September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. Further, we have had limited operations in all reporting periods through September 30, 2007. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB filed on August 7, 2007.
     Principles of Consolidation
     The consolidated financial statements as of September 30, 2007 and for the three months ended September 30, 2007 include the accounts of Chartwell International, Inc., and the operations of our wholly-owned subsidiaries: Belville Mining Company, Inc. (“Belville”), Greater Ohio Resources, Inc. (“Greater Ohio”), Greater Hudson Resources, Inc. (“Greater Hudson”), Hudson Logistics, Inc. (“Hudson”), Hudson Logistics Loading, Inc. (“HLL”), and Middletown and New Jersey Railway Company, Inc. (“MNJ”). The consolidated financial statements for the three months ended September 30, 2006 include the accounts of Chartwell International, Inc. and the operations of our wholly-owned subsidiaries Belville, Greater Ohio, Greater Hudson, Hudson, HLL, Cranberry Creek Railroad, Inc. (“Cranberry Creek”), MNJ and E-Rail Logistics, Inc. (“E-Rail”). On April 1, 2006 we assigned all the assets and liabilities of E-Rail and transitioned its operations to Hudson. The corporate charter of E-Rail was surrendered on August 2, 2006. On May 12, 2006 we assigned all the assets and liabilities of Cranberry Creek to MNJ. The corporate charter of Cranberry Creek was surrendered on November 15, 2006. Inter-company accounts and transactions have been eliminated.
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
September 30, 2007
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
September 30, 2007
(Unaudited)
Note 1. Basis of Presentation and Accounting Policies (continued)
     Recently Issued Accounting Pronouncements
     SFAS No. 123(R)
     In March 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an Employee Stock Ownership Plan) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005. We adopted SFAS No. 123(R) effective with our fiscal year that began on August 1, 2005.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2007
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to September 30, 2007 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.
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
September 30, 2007
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
     Our executive offices are based in Middletown, New York.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2007
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
September 30, 2007
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
     Our management believes that at the date of the acquisition the book value of the land, mineral rights and mineral rights under option as reported by the acquired company did not reflect fair value. To establish fair value, we received an independent appraisal of the land and a portion of the mineral rights owned prior to the close of the transaction. Additionally, we conducted a reserve analysis and obtained a lease proposal to mine our minerals. Our management determined the fair value of the land, mineral rights and mineral rights under option based on the appraisal, analysis and proposal, and allocated the excess purchase price to the land, mineral rights and mineral rights under option on a pro-rata basis. As a result of the purchase price reduction that occurred on March 15, 2006, the net reduction after accounting for the reduction of property and equipment and its associated debt was applied on a pro-rata basis to the mineral rights and mineral rights under option.
     Following an analysis of other contracts and rights acquired, our management determined that there was no additional value that should be allocated from the excess purchase price to those other contracts and rights.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2007
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

Note 4. Restricted Cash
     On March 2, 2007, Mariner’s Bank issued a $275,000 letter of credit to a vendor of our HLI subsidiary. The letter of credit is secured by our $275,000 short-term certificate of deposit plus any accrued interest earned held at Mariner’s Bank. The certificate of deposit will be renewed quarterly as long as the letter of credit is in place. The balance at September 30, 2007 of the short-term certificate of deposit plus accrued interest earned was $283,000.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2007
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
     We are amortizing the capacity and loading rights over a ten-year period on a straight-line basis. We have recorded $38,000 of amortization expense for the three-month period ending September 30, 2007 and the accumulated amortization of capacity and loading rights at September 30, 2007 was $163,000. The amortization expense to be recorded for the fiscal year ending June 30, 2008 will be $151,000 and will be $151,000 each year for the subsequent four fiscal years.
Note 6. Line of Credit
     On February 20, 2007 our Hudson subsidiary entered into a loan agreement with Mariner’s Bank whereby Mariner’s Bank granted Hudson a revolving operating line of credit with a limit of $250,000 and bearing interest at the prime lending rate (7.75% at September 30, 2007) plus 1.00 % per annum payable monthly. The line of credit is secured by the assets of Hudson and guaranteed by Chartwell and is renewable on an annual basis. At September 30, 2007 there was no outstanding balance on the line of credit.
Note 7. Notes Payable
     On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 5.5% to 6.5% per annum secured by land and equipment owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,636,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on recent proposal for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. During the year ended June 30, 2007 we either paid off or renegotiated the repayment terms of the notes and have determined that the remaining face value fairly represents the present value of minimum future payments based on the borrowing rates that we recently received from new debt assumed. As of September 30, 2007 the outstanding balances were $1,079,000 of which $194,000 are due in one year or less.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)
Note 7. Notes Payable (continued)
     On February 15, 2006, we issued a $500,000 convertible note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, is due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into our common stock at rate of $3.165 per share at any time. At September 30, 2007, the balance of the note payable plus accrued interest was $500,000 and there was $5,000 of accrued interest.
     On March 15, 2006, we issued a $1,000,000 convertible note payable to an accredited private investor. The note bears interest at the rate of 6% per annum, is due on March 15, 2009, interest accrues until the note is repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.00 per share at any time. At September 30, 2007, the balance of the note payable plus accrued interest was $1,093,000.
     On September 30, 2006, we issued a $3,000,000 secured convertible note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.30 per share at any time subject to maximum of 5% of our outstanding common shares at time of the conversion. At September 30, 2007, the balance of the note payable was $3,000,000 and there was no accrued interest.
     On September 14, 2006, we executed a secured note payable for $47,000 with Foley Equipment in connection with the purchase of equipment for our waste transload facility. The note bears no interest, is payable in 36 monthly principal installments of $1,315, and is secured by the equipment purchased. At September 30, 2007, the balance of the note payable was $32,000 of which $16,000 are due in one year or less.
     On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bears interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $3.00 per share at any time. At September 30, 2007, the balance of the notes payable plus accrued interest was $268,000.
     On November 10, 2006, we executed a secured note payable for $37,000 with Arista Leasing LLC in connection with the purchase of equipment for our waste transload facility. The note bears interest at a rate of 8.68% per annum, is payable in 28 monthly installments of principal and interest of $1,485, and is secured by the equipment purchased. At September 30, 2007, the balance of the note payable was $25,000 of which $16,000 are due in one year or less.
     On November 10, 2006, we executed a secured note payable for $134,000 with FCC Equipment Leasing in connection with the purchase of equipment for our waste transload facility. The note bears interest at a rate of 8.96% per annum, is payable in 48 monthly installments of principal and interest of $3,334, and is secured by the equipment purchased. At September 30, 2007, the balance of the note payable was $107,000 of which $32,000 are due in one year or less.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)
Note 7. Notes Payable (continued)
     On November 22, 2006, we executed a secured note payable for $238,000 with Foley Equipment in connection with the purchase of equipment for our waste transload facility. The note bears interest at rate of 3.45% per annum, is payable in 60 monthly installments of principal and interest of $4,331, and is secured by the equipment purchased. At September 30, 2007, the balance of the note payable was $201,000 of which $46,000 are due in one year or less.
     On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at the rate of $2.50 per share at any time. At September 30, 2007, the balance of the notes payable plus accrued interest was $516,000.
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
Note 8 — Equity (continued)
     Preferred Stock Transactions
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
     Stock Options
     Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 1,483,064 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant or the most recent direct issuance of our common stock for cash closest to the date of the option grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
     The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience as well as estimates of future terminations where historical information is limited. The Black-Scholes option-pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on our dividend history. The stock volatility factor is based on up to the past three years of market prices of our common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the expected life of the option on a straight line basis.
     During the three-month periods ended September 30, 2007 and 2006 we did not grant any stock options to our employees or directors.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)
Note 8 — Equity (continued)
Stock Options (continued)
     The following table summarizes information about stock option transactions for the period shown:

	Three-month period ended
	September 30, 2007
		Weighted Average
All Options	Shares	Exercise Price

Outstanding at beginning of period	950,000	$2.62
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	950,000	$2.62

Exercisable at end of period	558,334	$2.60

Three-month period ended
September 30, 2007
Weighted Average
Non-vested Options	Shares	Exercise Price

Non-vested at beginning of period	558,334	$2.60
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	—	—

Non-vested at end of period	558,334	$2.60

     The weighted average remaining contractual lives of the options outstanding and options exercisable at September 30, 2007, were 4.1 years and 4.2 years respectively.
     We recorded $78,000 of compensation expense for employee and non-employee stock options during the three-month period ending September 30, 2007. At September 30, 2007 there was a total of $166,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 0.7 years. The total fair value of shares vested during the three-month period ended September 30, 2007 was $0.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)
Note 9. Related Party Transactions
     On March 15, 2006, we entered into a two-year management advisory agreement with Orchestra Finance, LLP (“Orchestra”), whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006.
     We paid $11,000 in cash for legal services to a law firm, during the three months ended September 30, 2007, at which a director of ours is a shareholder. As of September 30, 2007, we reported $14,000 due to this same firm for legal services.
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
     On or about May 23, 2007, our subsidiaries, Hudson Logistics, Inc. and Hudson Logistics Loading, Inc. filed a complaint in the Superior Court of New Jersey against New York & Greenwood Lake Railway and Northern & Bergen Railroad, LLC (“N&BR”) for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and tortious interference with business relationship. On August 29, 2006, Hudson and HLL completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with Greenwood. One agreement is a Facility Capacity Agreement, which grants Hudson the exclusive right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials primarily consisting of construction and demolition debris to railcars at Greenwood’s railroad at Dundee Yard. The agreements had been held by Steel Wheels and Team G, respectively, both of whom had filed for protection under Chapter 11 of the Federal Bankruptcy laws on June 14, 2006. While in bankruptcy, we negotiated with Steel Wheels, Team G and Greenwood to allow Hudson and HLL to acquire the agreements. Greenwood had represented to us that (i) a host community fee it insisted we pay to the City of Passaic was $0.75 per ton but in actuality it was $1.50 per ton; (ii) it would freeze its rate charged to use its 1.1 mile interchange track rail-line at then current rates; and (iii) it would enter into good faith negotiations over new terms for the agreements. Despite several attempts by us to negotiate new terms with Greenwood, it decided to sell all of its assets to N&BR.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)
Note 10. Contingencies and Commitments (continued)
     Legal Proceedings (continued)
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
     Leases
     On September 13, 2007, we assigned the lease for office space in Morristown, New Jersey that until August 31, 2007 served as our executive offices. Although we assigned the lease to a third party we may still be held responsible for lease payments in the event the assignee defaults on its payments due to the landlord. The assigned lease expires on August 26, 2007 and has minimum monthly lease payments of $4,647.

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
     During the current quarter we continued limited operations that began in the first quarter of our last fiscal year ended June 30, 2007 of our Hudson and HLL subsidiaries that included providing rail-based solid waste transportation and disposal services from our Passaic, New Jersey transload facility. Additionally, we continued limited operations on our MNJ short line railroad.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to September 30, 2007 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.
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

     Subsequent Event
     On October 3, 2007 as amended on October 5, 2007 we entered into a Stock Purchase Agreement (“the agreement”) to sell all our outstanding common stock in our Hudson and HLL subsidiaries to G & A Holdings, LLC for a cash consideration of $1,700,000 to be reduced by a modified working capital deficiency adjustment with 45 days of the closing date of transaction proposed under the Agreement. On October 29, 2007, the Agreement expired according to its terms and the parties were relieved of any further obligations.
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
     Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 1,483,064 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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

     Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. As of September 30, 2007, our management has not identified any impaired assets.
     Results of Operations
     Comparison of the Three Months Ended September 30, 2007 and September 30, 2006
     We reported a net loss for the three months ended September 30, 2007 of $1,195,000 or $0.09 per share on a basic and diluted basis as compared to a loss of $785,000 or $0.06 per share on a basic and diluted basis for the three months ended September 30, 2006.
     Revenues
     Revenues for the three months ended September 30, 2007 of $2,221,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $2,186,000 and rail transportation income from MNJ of $35,000. We recorded revenue of $1,549,000 consisting of consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $279,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $1,238,000 and rail transportation income from MNJ of $32,000 during the three-month period ended September 30, 2006.
     Cost of Revenues
     Cost of revenues for the three months ended September 30, 2007 of $2,289,000 or 103.0% of revenues as compared to $1,468,000 or 94.8% of revenues for the three months ended September 30, 2006. Our cost of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. During the period we incurred increases in our rail transportation and disposal costs, and we experienced higher repair and maintenance costs. We were not able to increase our waste disposal fees to our customers to cover these additional costs. Our cost of revenues will vary from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. There was no cost of revenue associated with our rail transportation income.
     Gross Profit (Loss)
     We incurred a gross loss of $68,000 for the three months ended September 30, 2007 as compared to a gross profit of $81,000 or 5.2% of revenues for the three months ended September 30, 2006. Our gross profit as a percentage of revenue will vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’.
     General and Administrative Expenses
     General and administrative expenses increased by $106,000 to $914,000 for the three-month period ended September 30, 2007 from $807,000 for the three-month period ended September 30, 2006. General and administrative expenses during the current period consisted primarily of the following:
•	salaries and employee expenses of $411,000

•	engineering and other consulting services of $85,000

•	rents, utilities, telephone and office related expenses of $63,000

•	professional fees of $97,000

•	investment and management consulting fees of $30,000

•	travel expenses of $26,000

•	depreciation and amortization expense of $92,000.
     General and administrative expenses during the three-month period ended September 30, 2006 consisted primarily of the following:
•	salaries and employee expenses of $249,000

•	engineering and other consulting services of $109,000

•	rents, utilities, telephone and office related expenses of $64,000

•	professional fees of $164,000

•	investment and management consulting fees of $30,000

•	travel expenses of $57,000

•	depreciation and amortization expense of $39,000.
     The increase in general and administrative expenses was primarily due to our Hudson/HLL solid waste transload operations during the three-month period ended September 30, 2007. These operations did not begin until the last month of the comparable quarterly period ended September 30, 2006.
     Other Income and Expenses
     Other expenses increased by $154,000 to $213,000 for the three-month period ended September 30, 2007 from $59,000 for the three-month period ended September 30, 2006. Other expenses incurred during the current period consisted of net interest expense of $120,000 and losses on the sale of property and equipment of $93,000. Other expenses for the three-month period ended September 30, 2006 included net interest expense of $118,000 and were partially offset by gains on sales of scrap equipment from our Belville unit of $59,000.
     Income Tax Provision
     We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.
     Liquidity and Capital Resources
     At September 30, 2007, we had working capital deficiency of $985,000. We recorded a loss for the three-month period ended September 30, 2007 of $1,195,000 and we have accumulated losses from inception on March 3, 2005 of $9,466,000. Given our September 30, 2007 cash balance of $253,000 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2008 and we may be required to raise capital through debt or equity financings or sell certain of our assets to generate cash. Additionally, to execute our acquisition strategy and business plan we anticipate that we will have to raise additional capital through asset based lines of credit and term loans or additional debt or equity financings.
     The following is a summary discussion of our cash flow:
     Cash decreased by $451,000 for the three months ended September 30, 2006 from $704,000 to $253,000.

     We reported cash flow used in operations of $515,000 consisting primarily of our net loss of $1,195,000 and an increase in accounts receivable of $142,000 partially offset by an increase of $569,000 in accounts payable and accrued liabilities.
     Cash provided by investing activities totaled $120,000 consisting primarily of our proceeds from the disposal of property and equipment of $119,000.
     Cash used financing activities totaled $56,000 consisting of principal payments on notes payable.
     Our long-term debt includes approximately $803,000 of principal payments and $360,000 in accrued interest expenses that are due within the next year. The potential impact of servicing our long-term debt on short-term liquidity may be a reduction in cash available for contemplated infrastructure improvements and potential acquisitions. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets.
     Although we have begun transload and other waste management activities through our Hudson and HLL subsidiaries, and, we intend to obtain all the necessary permits to operate a landfill on our recently acquired Ohio properties, there are no guarantees that we will be successful. If we are not successful, that may have a material adverse effect on how soon we will be able to generate significant revenue and cash flow from on-going operations. Additionally, we intend to make infrastructure improvements to MNJ to facilitate the expansion of our rail transportation operations. We have been approved for grants from the New York State Department of Transportation and we are currently requesting additional grants. The level of infrastructure spending is dependent on our success at receiving grants and there is no guarantee as to the level of approved grants that we may ultimately receive. Any such shortfall in projected revenues or limitations of grants may cause us to seek additional financing at an earlier date. There are no assurances that such financing will be available, or be available on terms acceptable to us.
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
     We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of September 30, 2007, we had indebtedness of $6,821,000 of which $803,000 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.

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
     Rising fuel costs could adversely affect our business. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices could significantly increase our operating costs. During 2006 and 2007, we offset a portion of higher fuel costs through our participation in Class I carriers’ fuel surcharge programs. However, to the extent that we are unable to maintain and expand the existing fuel surcharge program, increases in fuel prices could have an adverse effect on our operating results, financial condition or liquidity.
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

Item 3. Controls and Procedures
     Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the first quarter of fiscal 2008 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting.
     There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Not applicable
SIGNATURES IMMEDIATELY FOLLOW
SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ Imre Eszenyi
Imre Eszenyi, Acting President
(Principal Executive Officer) and Chairman of the Board

Date: November 14, 2007	By:	/s/ Paul Biberkraut
Paul Biberkraut, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibits

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002