Form 10QSB
period 2007-12-31
Chartwell International, Inc.
filed 2008-02-12
CIK 1329184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

(949) 335-5319
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 12, 2008 the Registrant had 14,051,361 outstanding shares of common stock, $0.001 par value per share.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CHARTWELL INTERNATIONAL, INC.
FORM 10-QSB
DECEMBER 31, 2007
INDEX

		PAGE
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets at December 31, 2007 (Unaudited) and June 30, 2007
	Consolidated Statements of Operations (Unaudited) for the three and six months ended December 31, 2007 and 2006, and, from inception on March 3, 2005 to December 31, 2007	4
	Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended December 31, 2007 and 2006, and, from inception on March 3, 2005 to December 31, 2007	5
	Notes to Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operation	23
Item 3.	Controls and Procedures	39
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
	Signatures	41
	Exhibits	42
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Chartwell International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands)

	December 31,	June 30,
	2007	2007
	(Unaudited)
Assets

Current Assets
Cash	$63	$704
Restricted cash	—	279
Accounts receivable, net of allowance for uncollectible accounts	125	507
Deposits	528	536
Prepaid expense and other	38	47

Total current assets	754	2,073

Long-term Assets
Property and equipment, net	3,719	5,178
Land	1,681	1,681
Mineral rights	5,447	5,447
Capacity and loading rights, net	1,307	1,383
Investment, at cost	100	100
Other	116	121

Total long-term assets	12,370	13,910

Total Assets	$13,124	$15,983

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$1,945	$1,403
Due to related parties	69	14
Notes payable	790	773

Total current liabilities	2,804	2,190

Long-term Liabilities
Notes payable, net of current portion	6,010	6,078

Total long-term liabilities	6,010	6,078

Total Liabilities	8,814	8,268

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized Series A Preferred shares, $0.001 par value, 20 shares designated and 1.95 issued and outstanding	2,000	2,000
Common shares, $0.001 par value, 100,000 shares authorized 14,051 and 14, 041 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	14	14
Additional paid in capital	14,129	13,972
Accumulated deficit	(11,833)	(8,271)

Total stockholders’ equity	4,310	7,715

Total Liabilities and Stockholder’s Equity	$13,124	$15,983

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

					Cumulative
	For the three	For the three	For the six	For the six	from March 3,
	months ended	months ended	months ended	months ended	2005, Inception
	December 31,	December 31,	December 31,	December 31,	to December
	2007	2006	2007	2006	31, 2007

Revenues	$139	$1,623	$2,361	$3,172	$9,718
Cost of revenues	447	1,554	2,736	3,022	9,560

Gross profit (loss)	(308)	69	(375)	150	158

General and administrative expenses	1,823	906	2,738	1,709	10,010

Loss from operations	(2,131)	(837)	(3,113)	(1,559)	(9,852)

Other income (expense)
Interest, net	(123)	(175)	(243)	(294)	(924)
Gain (loss) on sale of property and equipment	(114)	42	(206)	102	(73)
Gains on notes settlements	—	—	—	—	74
Finance placement fees	—	—	—	—	(1,058)

Total other income (expense)	(237)	(133)	(449)	(192)	(1,981)

Loss before income tax provision	(2,368)	(970)	(3,562)	(1,751)	(11,833)

Income tax provision	—	—	—	—	—

Net loss	$(2,368)	$(970)	$(3,562)	$(1,751)	$(11,833)

Net loss per common share,
basic and diluted	$(0.17)	$(0.07)	$(0.25)	$(0.13)	$(0.91)

Weighted average number of common shares outstanding,
basic and diluted	14,041	13,997	14,041	13,947	13,038

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

			Cumulative
	For the six	For the six	from March 3,
	months ended	months ended	2005, Inception
	December 31,	December 31,	to December 31,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(3,562)	$(1,751)	$(11,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	180	123	538
Impairment of asset value	918	—	918
Gain (loss) on sale of property and equipment	206	(102)	73
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	—	—	(39)
Fair value of stock options granted	156	67	381
Fair value of common stock issued for services	—	30	1,683
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	382	(202)	(123)
Deposits	8	(21)	(528)
Prepaid and other	10	(21)	(38)
Accounts payable and accrued liabilities	599	704	1,974
Due to related parties	55	79	69

Net cash used in operating activities	(1,048)	(1,094)	(6,960)

Cash flows from investing activities
Purchase of property and equipment	—	(678)	(3,794)
Purchase of capacity and loading rights	—	(1,509)	(1,509)
Proceeds on sale of property and equipment	230	122	459
Exercise of mining rights options	—	—	(102)
Deposits	5	—	(110)
Investment in affiliate	—	—	(100)
Restricted cash	279	(276)	—
Cash paid in acquisitions	—	—	(4,597)
Cash received in acquisitions	—	—	82

Net cash provided by (used in) investing activities	514	(2,341)	(9,671)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	—	(275)
Borrowings under notes payable	—	707	5,375
Repayments under notes payable	(107)	(178)	(1,191)
Issuance of common stock	—	291	10,925
Issuance of preferred stock	—	—	1,500
Redemption of common stock	—	—	(275)

Net cash provided by (used in) financing activities	(107)	820	16,694

Net increase (decrease) in cash	(641)	(2,615)	63

Cash and cash equivalents, beginning of period	704	3,018	—

Cash and cash equivalents, end of period	$63	$403	$63

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (continued)
(In thousands)
(Unaudited)

			Cumulative
	For the six	For the six	from March 3,
	months ended	months ended	2005, Inception
	December 31,	December 31,	to December 31,
	2007	2006	2007
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$187	$210	$1,146

Income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Preferred stock issued in exchange for redemption Of common stock	$—	$—	$(500)

Common stock issued in partial payment of note receivable	$—	$—	$(325)

Software acquired under capital lease	$—	$—	$(27)

Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$—	$(1,803)

Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)

Interest accrued to notes payable	$(57)	$(103)	$(306)

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements
December 31, 2007
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
     In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2007 and the operating results from inception on March 3, 2005 through December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. Further, we have had limited operations in all reporting periods through December 31, 2007. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB filed on August 7, 2007.
     Principles of Consolidation
     The consolidated financial statements as of December 31, 2007 and for the three and six months ended December 31, 2007 include the accounts of Chartwell International, Inc., and the operations of our wholly-owned subsidiaries: Belville Mining Company, Inc. (“Belville”), Greater Ohio Resources, Inc. (“Greater Ohio”), Greater Hudson Resources, Inc. (“Greater Hudson”), Hudson Logistics, Inc. (“Hudson”), Hudson Logistics Loading, Inc. (“HLL”), and Middletown and New Jersey Railway Company, Inc. (“MNJ”). The consolidated financial statements for the three months and six months ended December 31, 2006 include the accounts of Chartwell International, Inc. and the operations of our wholly-owned subsidiaries Belville, Greater Ohio, Greater Hudson, Hudson, HLL, Cranberry Creek Railroad, Inc. (“Cranberry Creek”), MNJ and E-Rail Logistics, Inc. (“E-Rail”). On April 1, 2006 we assigned all the assets and liabilities of E-Rail and transitioned its operations to Hudson. The corporate charter of E-Rail was surrendered on August 2, 2006. On May 12, 2006 we assigned all the assets and liabilities of Cranberry Creek to MNJ. The corporate charter of Cranberry Creek was surrendered on November 15, 2006. Inter-company accounts and transactions have been eliminated.
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
December 31, 2007
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
     Impairment of Long-Term Assets
     In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarter ended December 31, 2007, our management identified certain railroad equipment assets that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired and we recorded a write-down of $918,000 based on our estimates of their market value.
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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2007
(Unaudited)
Note 1. Basis of Presentation and Accounting Policies (continued)
     Stock Based Compensation
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
December 31, 2007
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to December 31, 2007 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.
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
December 31, 2007
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
     Our wholly-owned subsidiaries, HLI and HLL entered into a Purchase Agreement on December 20, 2007, and amended on December 28, 2007 and January 10, 2008 to sell substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $100,000 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. Upon closing of this transaction, we will reevaluate viability of owning or leasing a transload facility in New Jersey.
     Our executive offices are based in Middletown, New York.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2007
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
December 31, 2007
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
December 31, 2007
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

Note 4. Restricted Cash
     On March 2, 2007, Mariner’s Bank issued a $275,000 letter of credit to a vendor of our HLI subsidiary. The letter of credit is secured by our $275,000 short-term certificate of deposit plus any accrued interest earned held at Mariner’s Bank. The certificate of deposit was renewed quarterly as long as the letter of credit was in place. In October 2007 we terminated the letter of credit and redeemed the certificate of deposit. At December 31, 2007 there was no restricted cash.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2007
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
     We are amortizing the capacity and loading rights over a ten-year period on a straight-line basis. We have recorded $76,000 of amortization expense for the six-month period ending December 31, 2007 and the accumulated amortization of capacity and loading rights at December 31, 2007 was $201,000. The amortization expense to be recorded for the fiscal year ending June 30, 2008 will be $151,000 and will be $151,000 each year for the subsequent four fiscal years.
Note 6. Line of Credit
     On February 20, 2007 our Hudson subsidiary entered into a loan agreement with Mariner’s Bank whereby Mariner’s Bank granted Hudson a revolving operating line of credit with a limit of $250,000 and bearing interest at the prime lending rate plus 1.00 % per annum payable monthly. The line of credit was secured by the assets of Hudson and was guaranteed by Chartwell and was renewable on an annual basis. In October 2007 the line of credit was terminated.
Note 7. Notes Payable
     On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 5.5% to 6.5% per annum secured by land and equipment owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,636,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on recent proposal for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. During the year ended June 30, 2007 we either paid off or renegotiated the repayment terms of the notes and have determined that the remaining face value fairly represents the present value of minimum future payments based on the borrowing rates that we recently received from new debt assumed. As of December 31, 2007 the outstanding balances were $1,057,000 of which $179,000 are due in one year or less.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2007
(Unaudited)
Note 7. Notes Payable (continued)
     On February 15, 2006, we issued a $500,000 convertible note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, is due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into our common stock at rate of $3.165 per share at any time. At December 31, 2007, the balance of the note payable plus accrued interest was $500,000 and there was $5,000 of accrued interest.
     On March 15, 2006, we issued a $1,000,000 convertible note payable to an accredited private investor. The note bears interest at the rate of 6% per annum, is due on March 15, 2009, interest accrues until the note is repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.00 per share at any time. At December 31, 2007, the balance of the note payable plus accrued interest was $1,108,000.
     On December 31, 2006, we issued a $3,000,000 secured convertible note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.30 per share at any time subject to maximum of 5% of our outstanding common shares at time of the conversion. At December 31, 2007, the balance of the note payable was $3,000,000 and there was accrued interest of $25,000.
     On September 14, 2006, we executed a secured note payable for $47,000 with Foley Equipment in connection was the purchase of equipment for our waste transload facility. The note bears no interest, is payable in 36 monthly principal installments of $1,315, and is secured by the equipment purchased. At December 31, 2007, the balance of the note payable was $28,000 of which $16,000 are due in one year or less.
     On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bears interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $3.00 per share at any time. At December 31, 2007, the balance of the notes payable plus accrued interest was $273,000.
     On November 10, 2006, we executed a secured note payable for $37,000 with Arista Leasing LLC in connection with the purchase of equipment for our waste transload facility. The note bears interest at a rate of 8.68% per annum, is payable in 28 monthly installments of principal and interest of $1,485, and is secured by the equipment purchased. At December 31, 2007, the balance of the note payable was $21,000 of which $17,000 are due in one year or less.
     On November 10, 2006, we executed a secured note payable for $134,000 with FCC Equipment Leasing in connection with the purchase of equipment for our waste transload facility. The note bears interest at a rate of 8.96% per annum, is payable in 48 monthly installments of principal and interest of $3,334, and is secured by the equipment purchased. At December 31, 2007, the balance of the note payable was $102,000 of which $32,000 are due in one year or less.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2007
(Unaudited)
Note 7. Notes Payable (continued)
     On November 22, 2006, we executed a secured note payable for $238,000 with Foley Equipment in connection with the purchase of equipment for our waste transload facility. The note bears interest at the rate of 3.45% per annum, is payable in 60 monthly installments of principal and interest of $4,331, and is secured by the equipment purchased. At December 31, 2007, the balance of the note payable was $190,000 of which $46,000 are due in one year or less.
     On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at the rate of $2.50 per share at any time. At December 31, 2007, the balance of the notes payable plus accrued interest was $522,000.
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
     On December 31, 2007 we issued 10,000 shares of common stock to a consultant in exchange for services valued at $0.04 per share or $400. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2007
(Unaudited)
Note 8 — Equity (continued)
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
     Stock Options
     Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 1,485,041 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant or the most recent direct issuance of our common stock for cash closest to the date of the option grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     During the six-month periods ended December 31, 2007 and 2006 we did not grant any stock options to our employees or directors.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2006
(Unaudited)
Note 8 — Equity (continued)
Stock Options (continued)
     The following table summarizes information about stock option transactions for the period shown:

	Six-month period ended
All Options	December 31, 2007
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of period	950,000	$2.62
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	950,000	$2.62

Exercisable at end of period	558,334	$2.60

Six-month period ended
Non-vested Options	December 31, 2007
Weighted Average
	Shares	Exercise Price

Non-vested at beginning of period	558,334	$2.60
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	—	—

Non-vested at end of period	558,334	$2.60

     The weighted average remaining contractual lives of the options outstanding and options exercisable at December 31, 2007, were 3.9 years and 3.9 years respectively.
     We recorded $156,000 of compensation expense for employee and non-employee stock options during the six-month period ending December 31, 2007. At December 31, 2007 there was a total of $89,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 0.6 years. The total fair value of shares vested during the six-month period ended December 31, 2007 was $0.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2007
(Unaudited)
Note 9. Related Party Transactions
     On March 15, 2006, we entered into a two-year management advisory agreement with Orchestra Finance, LLP (“Orchestra”), whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of December 31, 2007, we reported $30,000 due to Orchestra.
     We paid $21,000 in cash for legal services to a law firm, during the six months ended December 31, 2007, at which a director of ours is a shareholder. As of December 31, 2007, we reported $39,000 due to this same firm for legal services.
     We also reimbursed officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with our expense reimbursement policy.
Note 10. Contingencies and Commitments
     Letter of Credit
     On March 2, 2007 Mariner’s Bank issued a $275,000 letter of credit in favor of a vendor of our Hudson subsidiary for the purpose of establishing open credit with the vendor. The vendor would have only drawn down on the letter of credit if we had not met the agreed upon payment terms. In October 2007, the letter of credit was terminated
     Legal Proceedings
     On October 18, 2007, A&L Salvage, LLC filed a complaint in the Superior Court of New Jersey against Hudson and us alleging that Hudson failed to pay for solid waste disposal services totaling $410,672. Subsequent to the quarter ended December 31, 2007, on January 18, 2008, A&L Salvage amended and complaint and added Apex Environmental, LLC as a plaintiff. In the amended complaint, A&L and Apex alleged amounts owed by Hudson totaling $751,025 and $312,691, respectively.
     On June 14, 2007, U.S. Rail Corporation filed a lawsuit against us alleging that we failed to pay for railcar storage services totaling $88,200 from October 2005 through March 2006. We did not contract for these services and we intend to legally dispute this claim, however we have recorded the total disputed amount of the lawsuit as a current liability on our balance sheets.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2007
(Unaudited)
Note 10. Contingencies and Commitments (continued)
     Legal Proceedings (continued)
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
     On November 7, 2007, Greenwood filed a claim that Hudson and HLL had defaulted under the Facility Capacity and Railroad Car Loading Agreements and the right to terminate such agreements. On November 19, 2007, we succeeded in obtaining a temporary restraining order enjoining the termination by Greenwood of such agreements. On December 18, 2007, the court lifted that stay. To date Greenwood has not provided notice of termination of such agreements. We believe that Greenwood’s claims cannot be substantiated by the evidence and we intend to vigorously defend any such claims.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
December 31, 2007
(Unaudited)
Note 10. Contingencies and Commitments (continued)
     Legal Proceedings (continued)
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
     Leases
     On September 13, 2007, we assigned the lease for office space in Morristown, New Jersey that until August 31, 2007 served as our executive offices. Although we assigned the lease to a third party we may still be held responsible for lease payments in the event the assignee defaults on its payments due to the landlord. The assigned lease expires on August 26, 2009 and has minimum monthly lease payments of $4,647.
Note 11. Subsequent Events
     On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008.
     On January 24, 2008, we entered into a Settlement Agreement and Mutual Release with HLI, HLL, Imre Eszenyi, Raymond Kalafsky, Greenwood and Northern & Bergen Railroad, LLC pursuant to which the parties settled all claims brought by HLI and HLL, and counterclaims and third party complaint brought by Greenwood, in connection with the action filed in the Superior Court of New Jersey, Morris County, entitled Hudson Logistics, Inc. and Hudson Logistics Loading, Inc. v. New York & Greenwood Lake Railway and Northern & Bergen Railroad, LLC, Docket No. L-001745-07 (the “Litigation”). Under the terms of the Settlement Agreement, (A) we, HLI and HLL agreed to pay all outstanding host community benefit payments to the City of Passaic, New Jersey in the amount of $109,593.64, (B) we, HLI and HLL on behalf of ourselves and Mr. Eszenyi and Mr. Kalafsky agreed to pay Greenwood the sum of $144,000, (C) Greenwood agreed to provide its consent to the assignment of a certain facility capacity agreement and a rail car loading agreement from HLI and HLL to Perry New Jersey I, LLC, and (D) the parties agreed to dismiss the Litigation with prejudice and provide mutual general releases.
     On February 6, 2008, we entered into a Settlement Agreement and Mutual Release with Hudson, A&L Salvage, LLC, a Pennsylvania limited liability company (“A&L”) and Apex Environmental, LLC, a Delaware limited liability company (“Apex’), pursuant to which the parties settled all claims brought by A&L and Apex in connection with the action filed in the Superior Court of New Jersey, Passaic County, entitled A&L Salvage, LLC and Apex Environmental, LLC vs. Chartwell International, Inc. and Hudson Logistics, Inc., Docket No. PAS-L-4344-07, filed October 18, 2007 and amended January 18, 2008 (the “Action”). Under the terms of the Settlement Agreement, (A) we agreed on behalf of ourselves and Hudson, to pay A&L the sum of $345,959 and Apex the sum of $144,040 to fully settle all outstanding claims and invoices of A&L and Apex incurred by Hudson as alleged in the Action, (B) the parties agreed to dismiss the Action with prejudice and provide mutual general releases.

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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to December 31, 2007 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.

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

     Our wholly-owned subsidiaries, HLI and HLL entered into a Purchase Agreement on December 20, 2007, and amended on December 28, 2007 and January 10, 2008 to sell substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $100,000 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. Upon closing of this transaction, we will reevaluate viability of owning or leasing a transload facility in New Jersey.
     Subsequent Event
     On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008.
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
     Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 1,485,041 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarter ended December 31, 2007, our management identified certain railroad equipment assets that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired and we recorded a write-down of $918,000 based on our estimates of their market value.
     Results of Operations
     Comparison of the Three Months Ended December 31, 2007 and December 31, 2006
     We reported a net loss for the three months ended December 31, 2007 of $2,368,000 or $0.17 per share on a basic and diluted basis as compared to a loss of $965,000 or $0.07 per share on a basic and diluted basis for the three months ended December 31, 2006. The increase in our loss was primarily due the impairment in the value of certain railroad equipment of $918,000 and the increase in our accounts receivable bad debt allowance of $246,000.
      Revenues
     Revenues for the three months ended December 31, 2007 of $139,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $100,000 and rail transportation income from MNJ of $39,000. We recorded revenue of $1,623,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $1,420,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $182,000 and rail transportation income from MNJ of $21,000 during the three-month period ended December 31, 2006. The decline in our revenue during the current period was the result of the temporary closure of our transload facility for approximately first half of the period for repairs and a significant drop in volume due our price increase to customers once we re-opened our facility in November 2007.
     Cost of Revenues
     Cost of revenues for the three months ended December 31, 2007 of $447,000 or 320.7% of revenues as compared to $1,554,000 or 95.7% of revenues for the three months ended December 31, 2006. Our cost of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. During the period we incurred increases in our rail transportation and disposal costs, and we experienced higher repair and maintenance costs. We were not able to increase our waste disposal fees to our customers to cover these additional costs. Additionally, we experienced a significant decrease in volume, but we were unable to decrease fixed costs to correspond to our drop in volume. Our cost of revenues will vary from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. There was no cost of revenue associated with our rail transportation income.

     Gross Profit (Loss)
     We incurred a gross loss of $308,000 for the three months ended December 31, 2007 as compared to a gross profit of $69,000 or 4.3% of revenues for the three months ended December 31, 2006. Our gross profit as a percentage of revenue will vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’.
     General and Administrative Expenses
     General and administrative expenses increased by $922,000 to $1,823,000 for the three-month period ended December 31, 2007 from $901,000 for the three-month period ended December 31, 2006. This increase was primarily due to the impairment in the value of certain railroad equipment of $918,000 and the increase in our accounts receivable bad debt allowance of $246,000. Excluding the impairment in the value of assets and the bad debt expenses, general and administrative expenses during the current period consisted primarily of the following:
•	salaries and employee expenses of $227,000

•	engineering and other consulting services of $42,000

•	rents, utilities, telephone and office related expenses of $38,000

•	professional fees of $148,000

•	investment and management consulting fees of $30,000

•	travel expenses of $10,000

•	depreciation and amortization expense of $88,000.
     General and administrative expenses during the three-month period ended December 31, 2006 consisted primarily of the following:
•	salaries and employee expenses of $363,000

•	engineering and other consulting services of $48,000

•	rents, utilities, telephone and office related expenses of $69,000

•	professional fees of $146,000

•	investment and management consulting fees of $30,000

•	travel expenses of $43,000

•	depreciation and amortization expense of $84,000.
     The increase in general and administrative expenses was partially offset by reductions in salaries and employee expenses, rent and related expenses and travel expenses totaling $200,000. These decreases were due to the reduction of staffing at our Hudson and HLL subsidiaries and the closure of our Morristown, New Jersey office.
     Other Income and Expenses
     Other expenses increased by $104,000 to $237,000 for the three-month period ended December 31, 2007 from $133,000 for the three-month period ended December 31, 2006. Other expenses incurred during the current period consisted of net interest expense of $123,000 and losses on the sale of property and equipment of $114,000. Other expenses for the three-month period ended December 31, 2006 included net interest expense of $175,000 and was partially offset by gains on sales of scrap equipment from our Belville and Hudson units of $42,000.

     Income Tax Provision
     We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.
     Comparison of the Six Months Ended December 31, 2007 and December 31, 2006
     We reported a net loss for the six months ended December 31, 2007 of $3,562,000 or $0.25 per share on a basic and diluted basis as compared to a loss of $1,751,000 or $0.13 per share on a basic and diluted basis for the six months ended December 31, 2006. The increase in the loss was primarily due to the impairment in value of certain railroad equipment of $918,000, the increase in our accounts receivable bad debt allowance of $246,000, and decline in our gross profit of $575,000 that was the result of the combination of increased costs and a significant decline in volume.
     Revenues
     Revenues for the six months ended December 31, 2007 of $2,361,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $2,287,000 and rail transportation income from MNJ of $74,000. We recorded revenue of $3,172,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $1,699,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $1,420,000 and rail transportation income from MNJ of $53,000 during the six-month period ended December 31, 2006. The decline in our revenue during the six-month period was result of the closure of our transload facility for approximately six weeks during October and November 2007 for repairs, a significant drop in volume due our price increase to customers once we re-opened our facility in November 2007 and no comparable revenue from a waste management contract that was completed in our last fiscal year.
     Cost of Revenues
     Cost of revenues for the six months ended December 31, 2007 of $2,736,000 or 115.9% of revenues as compared to $3,022,000 or 95.3% of revenues for the six months ended December 31, 2006. Our cost of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. During the period we incurred increases in our rail transportation and disposal costs, and we experienced higher repair and maintenance costs. We were not able to increase our waste disposal fees to our customers to cover these additional costs. Additionally, we experienced a significant decrease in volume, but we were unable to decrease fixed costs to correspond to our drop in volume. Our cost of revenues will vary from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. There was no cost of revenue associated with our rail transportation income.
     Gross Profit (Loss)
     We incurred a gross loss of $375,000 for the six months ended December 31, 2007 as compared to a gross profit of $150,000 or 4.7% of revenues for the six months ended December 31, 2006. Our gross profit as a percentage of revenue will vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’.

     General and Administrative Expenses
     General and administrative expenses increased by $1,034,000 to $2,738,000 for the six-month period ended December 31, 2007 from $1,704,000 for the six-month period ended December 31, 2006. This increase was primarily due to the impairment in value of certain railroad equipment of $918,000 and the increase in our accounts receivable bad debt allowance of $246,000. Excluding the impairment in value of assets and the bad debt expenses, general and administrative expenses during the current period consisted primarily of the following:
•	salaries and employee expenses of $638,000

•	engineering and other consulting services of $128,000

•	rents, utilities, telephone and office related expenses of $100,000

•	professional fees of $245,000

•	investment and management consulting fees of $60,000

•	travel expenses of $37,000

•	depreciation and amortization expense of $180,000.
     General and administrative expenses during the six-month period ended December 31, 2006 consisted primarily of the following:
•	salaries and employee expenses of $612,000

•	engineering and other consulting services of $158,000

•	rents, utilities, telephone and office related expenses of $133,000

•	professional fees of $310,000

•	investment and management consulting fees of $60,000

•	travel expenses of $100,000

•	depreciation and amortization expense of $123,000.
     The increase in general and administrative expenses was partially offset by reductions in rents and other related expenses, professional fees and travel expenses of $151,000. These decreases were primarily the result of reductions in operations at our Hudson and HLL subsidiaries and the closure of our Morristown, New Jersey office.
     Other Income and Expenses
     Other expenses increased by $257,000 to $449,000 for the six-month period ended December 31, 2007 from $192,000 for the six-month period ended December 31, 2006. Other expenses incurred during the current period consisted of net interest expense of $243,000 and losses on the sale of property and equipment of $206,000. Other expenses for the six-month period ended December 31, 2006 included net interest expense of $294,000 and was partially offset by gains on sales of scrap equipment from our Belville and Hudson units of $102,000.
     Income Tax Provision
     We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.

     Liquidity and Capital Resources
     At December 31, 2007, we had working capital deficiency of $2,050,000. We recorded a loss for the six-month period ended December 31, 2007 of $3,562,000 and we have accumulated losses from inception on March 3, 2005 of $11,833,000. Given our December 31, 2007 cash balance of $63,000 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2008 and we may be required to raise capital through debt or equity financings or sell, dispose or liquidate certain of our assets to generate cash and reduce our short term debt obligations. We cannot assure you, though, that any of these financing alternatives will be available to us. If we are unable to raise additional capital or generate necessary working capital from operations or through the sale of assets, our financial position will be adversely affected.
     The following is a summary discussion of our cash flow:
     Cash decreased by $641,000 for the six months ended December 31, 2006 from $704,000 to $63,000.
     We reported cash flow used in operations of $1,048,000 consisting primarily of our net loss of $3,562,000 and partially offset by an increase of $599,000 in accounts payable and accrued liabilities, a decrease in accounts receivable of $382,000 and the write-down of value impaired assets of $918,000.
     Cash provided by investing activities totaled $514,000 consisting primarily of our proceeds from the disposal of property and equipment of $230,000 and the proceeds from a certificate of deposit representing cash that was previously restricted of $279,000.
     Cash used in financing activities totaled $107,000 consisting of principal payments on notes payable.
     Our long-term debt includes approximately $790,000 of principal payments and $354,000 in accrued interest expenses that are due within the next year. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business and financial condition. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets.
     Although we intend to obtain all the necessary permits to operate a landfill on our recently acquired Ohio properties, there are no guarantees that we will be successful. If we are not successful, that may have a material adverse effect on how soon we will be able to generate significant revenue and cash flow from on-going operations. Additionally, we intend to make infrastructure improvements to MNJ to facilitate the expansion of our rail transportation operations. We have been approved for grants from the New York State Department of Transportation and we are currently requesting additional grants. The level of infrastructure spending is dependent on our success at receiving grants and there is no guarantee as to the level of approved grants that we may ultimately receive. Any such shortfall in projected revenues or limitations of grants may cause us to seek additional financing at an earlier date. There are no assurances that such financing will be available, or be available on terms acceptable to us.

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
     We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of December 31, 2007, we had indebtedness of $6,800,000 of which $790,000 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.
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
Item 3. Controls and Procedures
     Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the second quarter of fiscal 2008 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting.
     There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On October 18, 2007, A&L Salvage, LLC, a Pennsylvania limited liability company (“A&L”) filed a complaint in the Superior Court of New Jersey against Hudson and us alleging that Hudson failed to pay for solid waste disposal services totaling $410,672. Subsequent to the quarter ended December 31, 2007, on January 18, 2008, A&L Salvage amended and complaint and added Apex Environmental, LLC, a Delaware limited liability company (“Apex’) as a plaintiff. In the amended complaint, A&L and Apex alleged amounts owed by Hudson totaling $751,025 and $312,691, respectively. Subsequent to the end of the quarter, we entered into a settlement agreement as set forth in Item 5 below.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders held on November 15, 2007 at the law offices of Weintraub Genselea Chediak, 400 Capitol Mall, Suite 1100, Sacramento, California, the shareholders elected the directors of the Company.
Votes

					Broker Non-
Directors	For	Against	Withheld	Abstention	Votes
Imre Eszenyi	7,616,284	—	21,431	—	—
Charles Srebnik	7,617,285	—	20,320	—	—
David Adams	7,617,285	—	20,320	—	—
Item 5. Other Information
     On February 6, 2008, we entered into a settlement agreement (the “Settlement Agreement”) with Hudson, A&L and Apex, pursuant to which the parties settled all claims brought by A&L and Apex in connection with the action filed in the Superior Court of New Jersey, Passaic County, entitled A&L Salvage, LLC and Apex Environmental, LLC vs. Chartwell International, Inc. and Hudson Logistics, Inc., Docket No. PAS-L-4344-07, filed October 18, 2007 and amended January 18, 2008 (the “Action”).
     Under the terms of the Settlement Agreement, (A) we agreed on behalf of ourselves and Hudson, to pay A&L the sum of $345,959 and Apex the sum of $144,040 to fully settle all outstanding claims and invoices of A&L and Apex incurred by Hudson as alleged in the Action, (B) the Parties agreed to dismiss the Action with prejudice and provide mutual general releases.
SIGNATURES IMMEDIATELY FOLLOW

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC. (Registrant)
Date: February 12, 2008	By:	/s/ Imre Eszenyi
Imre Eszenyi, Acting President
(Principal Executive Officer) and Chairman of the Board

Date: February 12, 2008	By:	/s/ Paul Biberkraut
Paul Biberkraut, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibits

10.1	Amended and Restated Purchase Agreement dated January 24, 2008

10.2	Settlement Agreement dated February 6, 2008

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002