Form 10QSB
period 2008-03-31
Chartwell International, Inc.
filed 2008-05-06
CIK 1329184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
(949) 335-5319
(Issuer’s Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2008 the Registrant had 14,051,361 outstanding shares of common stock, $0.001 par value per share.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CHARTWELL INTERNATIONAL, INC.
FORM 10-QSB
MARCH 31, 2008

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Chartwell International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands)

	March 31,	June 30,
	2008	2007
	(Unaudited)
Assets

Current Assets
Cash	$431	$704
Restricted cash	—	279
Accounts receivable, net of allowance for uncollectible accounts	15	507
Deposits	525	536
Prepaid expense and other	34	47

Total current assets	1,005	2,073

Long-term Assets
Property and equipment, net	2,144	5,178
Land	1,192	1,681
Mineral rights	5,447	5,447
Capacity and loading rights, net	—	1,383
Investment, at cost	100	100
Other	9	121

Total long-term assets	8,892	13,910

Total Assets	$9,897	$15,983

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$517	$1,403
Due to related parties	13	14
Notes payable	724	773

Total current liabilities	1,254	2,190

Long-term Liabilities
Notes payable, net of current portion	5,716	6,078

Total long-term liabilities	5,716	6,078

Total Liabilities	6,970	8,268

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized Series A Preferred shares, $0.001 par value, 20 shares designated and 1.95 issued and outstanding	2,000	2,000
Common shares, $0.001 par value, 100,000 shares authorized 14,051 and 14,041 shares issued and outstanding at March 31,
2008 and June 30, 2007, respectively	14	14
Additional paid in capital	14,176	13,972
Accumulated deficit	(13,263)	(8,271)

Total stockholders’ equity	2,927	7,715

Total Liabilities and Stockholder’s Equity	$9,897	$15,983

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

					Cumulative
	For the three	For the three	For the nine	For the nine	from March 3,
	months ended	months ended	months ended	months ended	2005, Inception
	March 31,	March 31,	March 31,	March 31,	to March
	2008	2007	2008	2007	31, 2008
Revenues	$130	$1,656	$2,491	$4,828	$9,848
Cost of revenues	(247)	1,420	2,489	4,442	9,313

Gross profit (loss)	377	236	2	386	535

General and administrative expenses	1,616	1,348	4,354	3,058	11,627

Loss from operations	(1,239)	(1,112)	(4,352)	(2,672)	(11,092)

Other income (expense)
Interest, net	(116)	(136)	(359)	(430)	(1,040)
Gain (loss) on sale of property and equipment	(211)	17	(418)	119	(284)
Gain on sale of capacity and loading rights	137		137		137
Gains on notes settlements	—	—	—	—	74
Finance placement fees	—	—	—	—	(1,058)

Total other income (expense)	(190)	(119)	(490)	(311)	(2,171)

Loss before income tax provision	(1,429)	(1,231)	(4,992)	(2,983)	(13,263)

Income tax provision	—	—	—	—	—

Net loss	$(1,429)	$(1,231)	$(4,992)	$(2,983)	$(13,263)

Net loss per common share,
basic and diluted	$(0.10)	$(0.09)	$(0.36)	$(0.21)	$(1.01)

Weighted average number of common shares outstanding,
basic and diluted	14,051	14,010	14,045	13,947	13,120

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

			Cumulative
	For the nine	For the nine	from March 3,
	months ended	months ended	2005, Inception
	March 31,	March 31,	to March 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(4,992)	$(2,983)	$(13,263)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	199	218	558
Impairment of asset value	2,255	—	2,255
Gain (loss) on sale of property and equipment	417	(119)	284
Gain on sale of capacity and loading rights	(137)		(137)
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	—	—	(39)
Fair value of stock options granted	204	116	429
Fair value of common stock issued for services	—	430	1,683
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	491	(346)	(14)
Deposits	11	8	(525)
Prepaid and other	13	(39)	(34)
Accounts payable and accrued liabilities	(691)	738	683
Due to related parties	(1)	66	13

Net cash used in operating activities	(2,231)	(1,911)	(8,142)

Cash flows from investing activities
Purchase of property and equipment	—	(722)	(3,794)
Purchase of capacity and loading rights	—	(1,509)	(1,509)
Proceeds on sale of property and equipment	391	191	619
Proceeds on sale of capacity and loading rights	1,445	—	1,445
Exercise of mining rights options	—	—	(102)
Deposits	6	(101)	(108)
Investment in affiliate	—	—	(100)
Restricted cash	279	(276)	—
Cash paid in acquisitions	—	—	(4,597)
Cash received in acquisitions	—	—	82

Net cash provided by (used in) investing activities	2,121	(2,417)	(8,064)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	—	(275)
Borrowings under notes payable	—	1,375	5,375
Repayments under notes payable	(163)	(496)	(1,247)
Issuance of common stock	—	283	10,924
Issuance of preferred stock	—	1,500	1,500
Redemption of common stock	—	—	(275)

Net cash provided by (used in) financing activities	(163)	2,662	16,637

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (continued)
(In thousands)
(Unaudited)

			Cumulative
	For the nine	For the nine	from March 3,
	months ended	months ended	2005, Inception
	March 31,	March 31,	to March 31,
	2008	2007	2008
Net increase (decrease) in cash	(273)	(1,666)	431

Cash and cash equivalents, beginning of period	704	3,018	—

Cash and cash equivalents, end of period	$431	$1,352	$431

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$270	$317	$1,230

Income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Notes payable assumed by purchaser on sale of equipment	$337	$—	$337

Deposits applied to accounts payable	$(105)	$—	$(105)

Preferred stock issued in exchange for redemption Of common stock	$—	$(500)	$(500)

Common stock issued in partial payment of note receivable	$—	$—	$(325)

Software acquired under capital lease	$—	$—	$(27)

Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$—	$(1,803)

Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)

Interest accrued to notes payable	$(89)	$(135)	$(339)

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2008
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
     In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2008 and the operating results from inception on March 3, 2005 through March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. Further, we have had limited operations in all reporting periods through March 31, 2008. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB filed on August 7, 2007.
     Principles of Consolidation
     The consolidated financial statements as of March 31, 2008 and for the three and nine months ended March 31, 2008 include the accounts of Chartwell International, Inc., and the operations of our wholly-owned subsidiaries: Belville Mining Company, Inc. (“Belville”), Greater Ohio Resources, Inc. (“Greater Ohio”), Greater Hudson Resources, Inc. (“Greater Hudson”), Hudson Logistics, Inc. (“Hudson”), Hudson Logistics Loading, Inc. (“HLL”), and Middletown and New Jersey Railway Company, Inc. (“MNJ”). The consolidated financial statements for the three months and nine months ended March 31, 2007 include the accounts of Chartwell International, Inc. and the operations of our wholly-owned subsidiaries Belville, Greater Ohio, Greater Hudson, Hudson, HLL, Cranberry Creek Railroad, Inc. (“Cranberry Creek”), MNJ and E-Rail Logistics, Inc. (“E-Rail”). On April 1, 2006 we assigned all the assets and liabilities of E-Rail and transitioned its operations to Hudson. The corporate charter of E-Rail was surrendered on August 2, 2006. On May 12, 2006 we assigned all the assets and liabilities of Cranberry Creek to MNJ. The corporate charter of Cranberry Creek was surrendered on November 15, 2006. Inter-company accounts and transactions have been eliminated.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are not limited to evaluations of long-term assets and the valuation of stock-based compensation.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)
Note 1. Basis of Presentation and Accounting Policies (continued)
     Revenue Recognition
     We generate revenue from rail transportation and we generated revenue from solid waste transportation and disposal services until January 24, 2008. The timing of our revenue recognition for solid waste transportation and disposal services depended on the type of service that we provided to our customers. We recognized revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognized revenue for waste management services when we completed the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility were generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services were generally 15 to 30 days. We generate limited revenue from rail transportation and we recognize revenue on the completion of transportation across our short line railroad. Our credit terms are generally 15 to 30 days. We maintained reserves for potential credit losses on solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We don’t maintain a reserve for rail transportation as we have one customer and we have not incurred any losses since we began generating revenue in February 2006.
     Impairment of Long-Term Assets
     In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007 and March 31, 2008, our management identified certain railroad equipment assets, land and related infrastructure associated with our MNJ subsidiary that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired and we recorded write-downs totaling $2,255,000 based on our estimates of their market value.
     Comprehensive Income
     Effective January 1, 1998, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” The adoption of SFAS 130 had no affect on the accompanying financial statements, because we had and continue to have no other components of comprehensive income.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)
Note 2. Description of Business
     We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are providers of rail-based transportation. Our primarily focus until January 24, 2008 was on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. Subsequent to January 24, 2008 we are providing limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to March 31, 2008 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.
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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)
Note 2. Description of Business (continued)
     On April 26, 2006, we completed the acquisition of Cranberry Creek, including its wholly-owned subsidiary, MNJ, that owns and operates a regional short-line railroad in Middletown, New York. MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we have begun capital improvements and are considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.
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
     On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008. As a result of the asset sale we are no longer have rail-based solid waste transportations operations.
     Our executive offices are based in Middletown, New York.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
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
March 31, 2008
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
March 31, 2008
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

Note 4. Restricted Cash
     On March 2, 2007, Mariner’s Bank issued a $275,000 letter of credit to a vendor of our HLI subsidiary. The letter of credit is secured by our $275,000 short-term certificate of deposit plus any accrued interest earned held at Mariner’s Bank. The certificate of deposit was renewed quarterly as long as the letter of credit was in place. In October 2007 we terminated the letter of credit and redeemed the certificate of deposit. At March 31, 2008 there was no restricted cash.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)
Note 5. Capacity and Loading Rights
     On August 29, 2006, our wholly-owned subsidiaries, Hudson and HLL, completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with Greenwood. One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements, Hudson and HLL paid an aggregate of $1,475,000. Additionally, we incurred approximately $34,000 in legal fees bringing our capitalized cost of the capacity and loading rights to $1,509,000. We further agreed to either payoff or assume certain equipment loans and leases. We began operations under the capacity and loading agreements in Passaic, New Jersey on September 11, 2006. On January 24, 2008 we sold the capacity and loading agreements as part of sale of substantially all the assets of Hudson and HLL.
     We were amortizing the capacity and loading rights over a ten-year period on a straight-line basis. We have recorded $76,000 of amortization expense for the nine-month period ending March 31, 2008.
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
Note 7. Notes Payable
     On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 5.5% to 6.5% per annum secured by land and equipment owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,636,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on recent proposal for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. During the year ended June 30, 2007 we either paid off or renegotiated the repayment terms of the notes and have determined that the remaining face value fairly represents the present value of minimum future payments based on the borrowing rates that we recently received from new debt assumed. As of March 31, 2008 the outstanding balances, including accrued interest, were $1,011,000 of which $224,000 are due in one year or less. We suspended making payments against the remaining notes in February 2008 while we are in the process of restructuring certain of the terms with the note holders. We continue to accrue interest based on the existing interest rates.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)
Note 7. Notes Payable (continued)
     On February 15, 2006, we issued a $500,000 convertible note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, was due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into our common stock at rate of $3.165 per share at any time. With the consent of the note holder, we did not pay off the note payable on its due date. We are currently in negotiation with the note holder to extend and restructure the note payable beyond its original due date. We have continued to accrue interest on the note payable at the original note interest rate. At March 31, 2008, the balance of the note payable plus was $500,000 and there was $5,000 of accrued interest.
     On March 15, 2006, we issued a $1,000,000 convertible note payable to an accredited private investor. The note bears interest at the rate of 6% per annum, is due on March 15, 2009, interest accrues until the note is repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.00 per share at any time. At March 31, 2008, the balance of the note payable plus accrued interest was $1,123,000.
     On December 31, 2006, we issued a $3,000,000 secured convertible note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into our common stock at rate of $2.30 per share at any time subject to maximum of 5% of our outstanding common shares at time of the conversion. At March 31, 2008, the balance of the note payable was $3,000,000 and there was accrued interest of $26,000.
     On September 14, 2006, we executed a secured note payable for $47,000 with Foley Equipment in connection was the purchase of equipment for our waste transload facility. The note bore no interest, was payable in 36 monthly principal installments of $1,315, and was secured by the equipment purchased. On January 24, 2008 the note was assumed by a third party as part of the Hudson and HLL asset sale.
     On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bears interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $3.00 per share at any time. At March 31, 2008, the balance of the notes payable plus accrued interest was $278,000.
     On November 10, 2006, we executed a secured note payable for $37,000 with Arista Leasing LLC in connection with the purchase of equipment for our waste transload facility. The note bore interest at a rate of 8.68% per annum, was payable in 28 monthly installments of principal and interest of $1,485, and was secured by the equipment purchased. On January 24, 2008 the note was assumed by a third party as part of the Hudson and HLL asset sale.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)
Note 7. Notes Payable (continued)
     On November 10, 2006, we executed a secured note payable for $134,000 with FCC Equipment Leasing in connection with the purchase of equipment for our waste transload facility. The note bore interest at a rate of 8.96% per annum, was payable in 48 monthly installments of principal and interest of $3,334, and was secured by the equipment purchased. On January 24, 2008 a portion of the note was assumed by a third party as part of the Hudson and HLL asset sale and remaining equipment was returned to FCC Equipment Leasing and the balance of the note was repaid.
     On November 22, 2006, we executed a secured note payable for $238,000 with Foley Equipment in connection with the purchase of equipment for our waste transload facility. The note bore interest at the rate of 3.45% per annum, was payable in 60 monthly installments of principal and interest of $4,331, and was secured by the equipment purchased. On January 24, 2008 the note was assumed by a third party as part of the Hudson and HLL asset sale.
     On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at the rate of $2.50 per share at any time. At March 31, 2008, the balance of the notes payable plus accrued interest was $528,000.
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
March 31, 2008
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
     Stock Options
     Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 1,471,888 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant or the most recent direct issuance of our common stock for cash closest to the date of the option grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     During the nine-month periods ended March 31, 2008 and 2007 we did not grant any stock options to our employees or directors.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)
Note 8 — Equity (continued)
Stock Options (continued)
     The following table summarizes information about stock option transactions for the period shown:

	Nine-month period ended
All Options	March 31, 2008
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	950,000	$2.62
Options granted	—	—
Options forfeited	(100,000)	$2.70
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	850,000	$2.61

Exercisable at end of period	783,334	$2.60

	Nine-month period ended
Non-vested Options	March 31, 2008
		Weighted Average
	Shares	Exercise Price
Exercisable at beginning of period	558,334	$2.60
Options granted	—	—
Options forfeited	(50,000)	$2.70
Options expired	—	—
Options vested	275,000	$2.64

Exercisable at end of period	783,334	$2.60

     The weighted average remaining contractual lives of the options outstanding and options exercisable at March 31, 2008, were 3.7 years and 3.7 years respectively.
     We recorded $204,000 of compensation expense for employee and non-employee stock options during the nine-month period ending March 31, 2008. At March 31, 2008 there was a total of $26,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the nine-month period ended March 31, 2008 was $134,000.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)
Note 9. Related Party Transactions
     On March 15, 2006, we entered into a two-year management advisory agreement with Orchestra Finance, LLP (“Orchestra”), whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. Subsequent to December 31, 2007 the agreement is continuing on a month-to-month basis.
     We paid $69,000 in cash for legal services to a law firm, during the nine months ended March 31, 2008, at which a director of ours is a shareholder. As of March 31, 2008, we reported $13,000 due to this same firm for legal services.
     We also reimbursed officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with our expense reimbursement policy.
Note 10. Contingencies and Commitments
     Letter of Credit
     On March 2, 2007 Mariner’s Bank issued a $275,000 letter of credit in favor of a vendor of our Hudson subsidiary for the purpose of establishing open credit with the vendor. The vendor would have only drawn down on the letter of credit if we had not met the agreed upon payment terms. In March 2008, the letter of credit was terminated
     Legal Proceedings
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
     On February 6, 2008, we entered into a Settlement Agreement and Mutual Release with Hudson, A&L Salvage, LLC, a Pennsylvania limited liability company (“A&L”) and Apex Environmental, LLC, a Delaware limited liability company (“Apex”), pursuant to which the parties settled all claims brought by A&L and Apex in connection with the action filed in the Superior Court of New Jersey, Passaic County, entitled A&L Salvage, LLC and Apex Environmental, LLC vs. Chartwell International, Inc. and Hudson Logistics, Inc., Docket No. PAS-L-4344-07, filed October 18, 2007 and amended January 18, 2008 (the “Action”). Under the terms of the Settlement Agreement, (A) we agreed on behalf of ourselves and Hudson, to pay A&L the sum of $345,959 and Apex the sum of $144,040 to fully settle all outstanding claims and invoices of A&L and Apex incurred by Hudson as alleged in the Action, (B) the parties agreed to dismiss the Action with prejudice and provide mutual general releases.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (continued)
March 31, 2008
(Unaudited)
Note 10. Contingencies and Commitments (continued)
     Legal Proceedings (continued)
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
     We are a multi-industry holding company that is currently in the development stage. We, through our wholly-owned subsidiaries, are providers of rail-based transportation. Our primarily focus until January 24, 2008 was on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. Subsequent to January 24, 2008 we are providing limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.
     During the current quarter we discontinued limited operations that began in the first quarter of our last fiscal year ended June 30, 2007 of our Hudson and HLL subsidiaries that included providing rail-based solid waste transportation and disposal services from our Passaic, New Jersey transload facility. Additionally, we continued limited operations on our MNJ short line railroad.
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
     Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to March 31, 2008 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.
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
     On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008. As a result of the asset sale we no longer have rail-based solid waste transportations operations.
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
     Revenue Recognition. We generate revenue from rail transportation and we generated revenue from solid waste transportation and disposal services until January 24, 2008. The timing of our revenue recognition for solid waste transportation and disposal services depended on the type of service that we provide to our customers. We recognized revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognized revenue for waste management services when we complete the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility were generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services were generally 15 to 30 days. We generate limited revenue from rail transportation and we recognize revenue on the completion of transportation across our short line railroad. Our credit terms are generally 15 to 30 days. We maintained reserves for potential credit losses on solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We don’t maintain a reserve for rail transportation as we have one customer and we have not incurred any losses since we began generating revenue in February 2006.
     Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 1,471,888 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007 and March 31, 2008, our management identified certain railroad equipment assets, and, land and related infrastructure associated with our MNJ subsidiary that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired and we recorded write-downs totaling $2,255,000 based on our estimates of their market value.
     Results of Operations
     Comparison of the Three Months Ended March 31, 2008 and March 31, 2007
     We reported a net loss for the three months ended March 31, 2008 of $1,429,000 or $0.10 per share on a basic and diluted basis as compared to a loss of $1,231,000 or $0.09 per share on a basic and diluted basis for the three months ended March 31, 2007.
     Revenues
     Revenues for the three months ended March 31, 2008 of $130,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $88,000 and rail transportation income from MNJ of $42,000. We recorded revenue of $1,656,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $1,617,000 and rail transportation income from MNJ of $39,000 during the three-month period ended March 31, 2007. The decline in our revenue during the current period was the result of the sale of the assets and closure of our transload facility on January 24, 2008.
     Cost of Revenues
     Cost of revenues for the three months ended March 31, 2008 of $(247,000) or (-189.8%) of revenues as compared to $1,420,000 or 85.8% of revenues for the three months ended March 31, 2007. Our cost of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. We incurred a negative cost of revenues as a result of negotiation of one-time cost reductions primarily with landfill vendors that related to charges that we incurred in previous quarters. Our cost of revenues varied from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. There was no cost of revenue associated with our rail transportation income.
     Gross Profit
     We incurred a gross profit of $377,000 for the three months ended March 31, 2008 as compared to a gross profit of $236,000 or 14.2% of revenues for the three months ended March 31, 2007. Our gross profit as a percentage of revenue varied from period to period due to variations in factors discussed above in ‘Cost of Revenues’.
     General and Administrative Expenses
     General and administrative expenses increased by $268,000 to $1,616,000 for the three-month period ended March 31, 2008 from $1,348,000 for the three-month period ended March 31, 2007. This increase was primarily due to the impairment in the value of certain railroad property and equipment of $1,317,000. Excluding the impairment in the value of assets, general and administrative expenses during the current period consisted primarily of the following:
•	salaries and employee expenses of $142,000

•	engineering and other consulting services of $32,000

•	rents, utilities, telephone and office related expenses of $27,000

•	professional fees of $94,000

•	investment and management consulting fees of $30,000

•	travel expenses of $16,000

•	depreciation and amortization expense of $20,000.
     General and administrative expenses during the three-month period ended March 31, 2007 consisted primarily of the following:
•	salaries and employee expenses of $383,000

•	engineering and other consulting services of $487,000

•	rents, utilities, telephone and office related expenses of $61,000

•	professional fees of $141,000

•	investment and management consulting fees of $40,000

•	travel expenses of $51,000

•	depreciation and amortization expense of $95,000.
     The increase in general and administrative expenses was partially offset by reductions in salaries and employee expenses, rent and related expenses, travel expenses, professional fees and depreciation and amortization totaling $432,000. These decreases were primarily due to the cessation of transload operations at our Hudson and HLL subsidiaries and the closure of our Morristown, New Jersey office. Additionally, we recorded $400,000 of expenses from the issuance of our common stock to an engineering consultant in the previous comparable period that did not occur during the current period.
     Other Income and Expenses
     Other expenses increased by $71,000 to $190,000 for the three-month period ended March 31, 2008 from $119,000 for the three-month period ended March 31, 2007. Other expenses incurred during the current period consisted of net interest expense of $116,000 and losses on the sale of property and equipment of $211,000 partially offset by a gain on the sale of capacity and loading rights of $137,000. Other expenses for the three-month period ended March 31, 2007 included net interest expense of $136,000 and was partially offset by gains on sales of surplus land from our Belville unit of $17,000.
     Income Tax Provision
     We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.
     Comparison of the Nine Months Ended March 31, 2008 and March 31, 2007
     We reported a net loss for the nine months ended March 31, 2008 of $4,992,000 or $0.36 per share on a basic and diluted basis as compared to a loss of $2,983,000 or $0.21 per share on a basic and diluted basis for the nine months ended March 31, 2007. The increase in the loss was primarily due to the impairment in value of certain railroad equipment of $2,255,000.
     Revenues
     Revenues for the nine months ended March 31, 2008 of $2,491,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $2,375,000 and rail transportation income from MNJ of $116,000. We recorded revenue of $4,828,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $3,316,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $1,420,000 and rail transportation income from MNJ of $92,000 during the nine-month period ended March 31, 2007. The decline in our revenue during the nine-month period was result of the temporary closure of our transload facility for approximately six weeks during October and November 2007 for repairs, a significant drop in volume due our price increase to customers once we re-opened our facility in November 2007, the sale of the assets related to and the permanent closure of our transload facility on January 24, 2008 and no comparable revenue from a waste management contract that was completed in our last fiscal year.
     Cost of Revenues
     Cost of revenues for the nine months ended March 31, 2008 of $2,489,000 or 99.9% of revenues as compared to $4,442,000 or 92.0% of revenues for the nine months ended March 31, 2007. Our cost of revenues consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. During the period we incurred increases in our rail transportation and disposal costs, and we experienced higher repair and maintenance costs. We were not able to increase our waste disposal fees to our customers to cover these additional costs. Additionally, we experienced a significant decrease in volume, but we were unable to decrease fixed costs to correspond to our drop in volume. Our cost of revenues varied from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. There was no cost of revenue associated with our rail transportation income.
     Gross Profit
     We incurred a gross profit of $2,000 for the nine months ended March 31, 2008 as compared to a gross profit of $386,000 or 8.0% of revenues for the nine months ended March 31, 2007. Our gross profit as a percentage of revenue varied from period to period due to variations in factors discussed above in ‘Cost of Revenues’.
     General and Administrative Expenses
     General and administrative expenses increased by $1,296,000 to $4,354,000 for the nine-month period ended March 31, 2008 from $3,058,000 for the nine-month period ended March 31, 2007. This increase was primarily due to the impairment in value of certain railroad property and equipment of $2,255,000. Excluding the impairment in value of assets, general and administrative expenses during the current period consisted primarily of the following:
•	salaries and employee expenses of $780,000

•	engineering and other consulting services of $160,000

•	rents, utilities, telephone and office related expenses of $127,000

•	professional fees of $339,000

•	investment and management consulting fees of $90,000

•	travel expenses of $52,000

•	depreciation and amortization expense of $199,000.
     General and administrative expenses during the nine-month period ended March 31, 2007 consisted primarily of the following:
•	salaries and employee expenses of $995,000

•	engineering and other consulting services of $644,000

•	rents, utilities, telephone and office related expenses of $193,000

•	professional fees of $452,000

•	investment and management consulting fees of $100,000

•	travel expenses of $151,000

•	depreciation and amortization expense of $218,000.
     The increase in general and administrative expenses was partially offset by reductions in salaries and employee expenses, rent and related expenses, travel expenses, professional fees and depreciation and amortization totaling $512,000. These decreases were primarily due to the cessation of transload operations at our Hudson and HLL subsidiaries and the closure of our Morristown, New Jersey office. Additionally, we recorded $400,000 of expenses from the issuance of our common stock to an engineering consultant in the previous comparable period that did not occur during the current period.
     Other Income and Expenses
     Other expenses increased by $329,000 to $640,000 for the nine-month period ended March 31, 2008 from $311,000 for the nine-month period ended March 31, 2007. Other expenses incurred during the current period consisted of net interest expense of $359,000 and losses on the sale of property and equipment of $418,000 partially offset by a gain on the sale of capacity and loading rights of $137,000. Other expenses for the nine-month period ended March 31, 2007 included net interest expense of $430,000 and was partially offset by gains on sales of scrap equipment from our Belville and Hudson units of $119,000.
     Income Tax Provision
     We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.
     Liquidity and Capital Resources
     At March 31, 2008, we had working capital deficiency of $249,000. We recorded a loss for the nine-month period ended March 31, 2008 of $4,992,000 and we have accumulated losses from inception on March 3, 2005 of $13,263,000. Given our March 31, 2008 cash balance of $431,000 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2008 and we may be required to raise capital through debt or equity financings or sell, dispose or liquidate certain of our assets to generate cash and reduce our short term debt obligations. We cannot assure you, though, that any of these financing alternatives will be available to us. If we are unable to raise additional capital or generate necessary working capital from operations or through the sale of assets, our financial position will be seriously and adversely affected.
     The following is a summary discussion of our cash flow:
     Cash decreased by $273,000 for the nine months ended March 31, 2008 from $704,000 to $431,000.
     We reported cash flow used in operations of $2,231,000 consisting primarily of our net loss of $4,992,000 and a decrease of $691,000 in accounts payable and accrued liabilities, and partially offset by a decrease in accounts receivable of $491,000 and the write-down of value impaired assets of $2,255,000.
     Cash provided by investing activities totaled $2,121,000 consisting primarily of our proceeds from the disposal of property and equipment of $391,000, our proceeds from the sale of capacity and loading rights of $1,445,000 and our proceeds from a certificate of deposit representing cash that was previously restricted of $279,000.
     Cash used in financing activities totaled $163,000 consisting of principal payments on notes payable.

     Our long-term debt includes approximately $724,000 of principal payments and $367,000 in accrued interest expenses that are due within the next year. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business and financial condition, and may result in legal claims by our creditors. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets.
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
     We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of March 31, 2008, we had indebtedness of $6,440,000 of which $724,000 is due in less than one year. We cannot assure you that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.
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
     Rising fuel costs could adversely affect our business. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices could significantly increase our operating costs. During 2006, 2007 and 2008, we offset a portion of higher fuel costs through our participation in Class I carriers’ fuel surcharge programs. However, to the extent that we are unable to maintain and expand the existing fuel surcharge program, increases in fuel prices could have an adverse effect on our operating results, financial condition or liquidity.

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
Item 3. Controls and Procedures
     Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the third quarter of fiscal 2008 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting.
     There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 3. Defaults Upon Senior Securities
     Convertible Promissory Note in the principal amount of $500,000 to Estate of Pierre T. Rasmussen. We have not made the final payment on this note and while we have not received a notice of default, the outstanding balance of the note was due on February 15, 2008. We are currently in negotiations to restructure the note. The outstanding unpaid principal balance and accrued interest as of March 31, 2008 is $505,000.
     Secured Promissory Note in the principal amount of $231,000 to Thomas J. Belville and the Estate of Robert E. Belville. While we have not received a notice of default, we have not made a payment since February 2008 and amounts in arrears now total $22,000. We are currently in negotiations to restructure the note. The outstanding unpaid principal balance and accrued interest is $234,000 as of March 31, 2008.
     Secured Promissory Note in the principal amount of $294,000 to James H Rollyson, TTEE Trust and Genevieve B. Rollyson, TTEE Trust. While we have not received a notice of default, we have not made a payment since April 2008 and amounts in arrears now total $11,000. We are currently in negotiations to restructure the note. The outstanding unpaid principal balance and accrued interest are $294,000 as of March 31, 2008.
     Secured Convertible Promissory Note in the principal amount of $3,000,000 to Faisal A. Alhegelan. While we have not received a notice of default, we have not made a payment since March 2008 and amounts in arrears now total $26,000. We are currently in negotiations to restructure the note. The outstanding unpaid principal balance and accrued interest are $3,026,000 as of March 31, 2008.

SIGNATURES IMMEDIATELY FOLLOW
SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC. (Registrant)
Date: May 2, 2008	By:	/s/ Imre Eszenyi
Imre Eszenyi, Acting President
(Principal Executive Officer) and Chairman of the Board

Date: May 2, 2008	By:	/s/ Paul Biberkraut
Paul Biberkraut, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibits

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002