Form 10KSB
period 2008-06-30
Chartwell International, Inc.
filed 2008-09-17
CIK 1329184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number 000-51342
CHARTWELL INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)

Nevada	95-3979080
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

140 East Main Street
Middletown, New York	10940
(Address of Principal Executive Offices)	(Zip Code)
(949) 335-5319
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001
(Title of Class)
Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Net revenues for year ended June 30, 2008 were $2,543,000.
The aggregate market value of voting stock held by non-affiliates of the registrant was $537,000 as of September 15, 2008 computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.
Number of shares of issuer’s common stock outstanding as of September 15, 2008: 16,237,900
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☑

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
Overview of Business
     Chartwell International, Inc. (the “Company,” “we,” “us,” “our”) is a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are providers of rail-based transportation and owners of land and mineral rights. Our primary revenue-generating business until January 24, 2008 was the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We currently provide limited rail-based transportation of commodities through our MNJ subsidiary. Until January 24, 2008, we had been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We recently changed our focus and are no longer pursuing strategies related to waste by rail, waste disposal options and landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we have acquired in order to generate liquidity to fund future business activity.
     Until early 2005 our principal activity consisted of the oversight of investments, principally our investment in College Partnership, Inc. On January 31, 2005, we transferred all assets and liabilities to our then wholly owned subsidiary, Kingsley Capital, Inc. (“Kingsley Capital”) and subsequently transferred all of our Kingsley Capital stock to our then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, in two separate but concurrent transactions, we issued 25,838,433 pre-split shares of our common stock to one of our directors in a private transaction for $200,000, which proceeds were used to pay off a promissory note issued previously to Kingsley Capital, and we issued an additional 19,161,567 pre-split shares of our common stock to the same director in a private transaction for $250,000.
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
     On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville Mining Company, Inc. (“Belville”) based in Ohio which has significant interests and rights to over 9,500 acres of land and minerals in South-Central Ohio, a portion of which we intend to permit for certain industrial uses. The property principally contains coal, clay and limestone. We are beginning the permitting process, and cannot estimate when operational use of the property will begin at this time. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. As part of our strategy we may sell our mineral reserves or partner with another entity to permit and operate our properties. Subsequent to the acquisition, E-Rail assigned the Belville shares to us so that it is functioning as one of our direct subsidiaries.
     On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson Logistics, Inc. (“Hudson”), one of our wholly owned subsidiaries. We surrendered the corporate charter of E-Rail on August 2, 2006.
     On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. (“Cranberry Creek”), a New Jersey corporation including its wholly owned subsidiary, Middletown & New Jersey Railway Company, Inc. (“MNJ”) that owns and operates a regional short-line railroad in Middletown, New York. MNJ’s current operations are limited and we made some limited capital improvements. We are considering operational infrastructure alternatives to both increase the volume of activity on the railroad including partnering with other railroads to manage and operate MNJ on our behalf.
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

     On August 29, 2006, our wholly-owned subsidiaries, Hudson and Hudson Logistics Loading, Inc. (“HLL”), completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). We acquired these agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. We began transload activities on this site on September 11, 2006. On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC (“Perry”) for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008.
     As a result of the asset sale, we no longer have rail-based solid waste transportation operations. We recently decided to discontinue pursuing any strategy related to waste by rail, waste management and landfill operations.
Dividend and Change of Control
     On March 18, 2005, we issued all the shares of Kingsley Capital, one of our wholly-owned subsidiaries, to our stockholders as a dividend, and transferred certain assets and liabilities to Kingsley Capital prior to the dividend, affecting a spin-off of Kingsley Capital as a private corporation (the “Spin-Off”). In consideration for assuming our liabilities, we issued a note payable for $200,000 to Kingsley Capital.
     On March 23, 2005, in two separate but concurrent transactions, one of our directors acquired 45,000,000 shares of our common stock in the aggregate pursuant to a Share Purchase Agreement and Subscription Agreement. Pursuant to the Share Purchase Agreement, our director purchased from controlling affiliates of Chartwell 19,161,567 shares of our common stock for $250,000. In addition, pursuant to the Subscription Agreement, our director purchased from us 25,838,433 shares of our common stock for $200,000. The $200,000 was used to pay off the note payable granted by us to Kingsley Capital as a result of the Spin-Off. On June 27, 2005, we affected a 1 for 10 reverse stock split.
     Following the distribution and change in control, we filed a new Form 10-SB and began reporting with the Securities and Exchange Commission under a new SEC filer number.
Group Structure and Subsidiaries’ Activities
Hudson was engaged until January 24, 2008 in rail and truck based logistics for industrial products including solid waste. This subsidiary is currently inactive and its charter will be surrendered.
Until January 24, 2008, HLL conducted rail transloading services. This subsidiary is currently inactive and its charter is in the process of being surrendered.
Belville is engaged in land and mineral rights holdings for natural resources in the Ohio region.
Greater Ohio Resources, Inc. is engaged in mining and land development in the Ohio region.
Greater Hudson Resources, Inc. is currently inactive.
MNJ is involved in short-line railroad and land development.
Our Industries

Railroads, Line-Haul Operating
     According to the Association of American Railroads (“AAR”), there are 556 railroads in the United States operating over 140,246 miles of track. The AAR segments U.S. railroads into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $289.4 million in revenues, represent over 92% of total rail revenues. Regional and local railroads operate approximately 42,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Combined, regional and local railroads account for approximately 8% of total rail revenues.
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
     The railroad industry in the United States has undergone significant changes since the passage of the Staggers Rail Act of 1980, which deregulated the pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their long-haul core systems, and some sold branch lines to smaller and more cost-efficient rail operators willing to commit resources necessary to meet customer’s needs, such as MNJ. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandonment.
     These changes in Class I Railroads and the increasing negative impacts on truck transportation provide significant opportunities for short-line railroads, like the MNJ, to increase its role in moving commodities across the country. Railroads are at least three times more fuel efficient than truck, and rail fuel efficiency is continually increasing. In 1980 U.S., railroads moved a ton of freight an average of 235 miles per gallon of fuel. In 2004, this improved to 410 miles, a 72% increase. If 10 percent of the freight that moved by highways were to moved by rail, fuel savings would approach one billion gallons per year.
     Movement of commodities by truck is also being adversely affected by two important trends. Currently, there is a substantial shortage of truck drivers in the U.S., which is expected to increase in the future. Additionally, the high cost of fuel has made trucking more expensive and a less attractive alternative. Also, truck transport is becoming slower as highway congestion increases, especially in high growth areas.
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
     MNJ is the only rail carrier directly serving customers from their Middletown, New York locations; however, MNJ may compete directly with other modes of transportation, principally truck carriers. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Most of the freight railroads handle is transferred either to or from other railroads prior to reaching its final destination. As a result, to the extent other rail carriers are involved in transporting shipment, we cannot necessarily control the cost and quality of such service. To the extent highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls, and permissible truck sizes and weights.
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
     Our ability to generate revenue from on-going operations depends significantly on being able to develop properties we own and properties we may lease. Development of the property and infrastructure for rail transportation will require significant capital expenditures. Effective execution on these developments and corresponding development of customers with volume will be essential to our success. Delays in permitting owned or leased properties, delays in infrastructure development or delays in our ability to create a customer base with volumes needed will significantly impact our working capital and intermediate financing needs.
     Although the acquisition market is competitive within the railroad industry, we believe we will continue to find opportunities to acquire rail properties from Class I railroads, industrial companies and independent local and regional railroads.
Railroads, Line-Haul Operating — Regulatory Issues
     We are subject to various laws and regulations administered by numerous government agencies, including (1) regulation by the Surface Transportation Board (“STB”), successor to the Interstate Commerce Commission, and the Federal Railroad Administration (“FRA”), (2) labor related statutes including the Railway Labor Act, the Railroad Retirement Act, the Railroad Unemployment Insurance Act and the Federal Employer’s Liability Act, and (3) some limited regulation by agencies in the states in which we do business.
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
     The FRA regulates railroad safety and equipment standards, including track maintenance, handling of hazardous shipments, locomotive and rail car inspection and repair requirements and operating practices and crew qualifications.
Coal Mining
     Coal is a major contributor to the global energy supply, representing more than 24% of international primary energy consumption, according to the World Coal Institute. The United States produces more than one-fifth of the world’s coal and is the second largest coal producer in the world, exceeded only by China. According to the United States Geological Survey, coal in the United States represents approximately 95% of the domestic fossil energy reserves with over 250 billion tons of recoverable coal.
     Coal is primarily used to fuel electric power generation in the United States. Based on data from the Energy Information Administration (EIA), coal-based power plants generated approximately 50% of the electricity produced in the United States in 2005. Coal also represents the lowest cost fossil fuel used for electric power generation making it critical to the United States economy.

     Several events occurring in the last couple of years highlighted coal’s relative importance in the United States. Compared to other fuels used for electric power generation, coal is domestically-available, reliable and can be used in an environmentally-friendly manner. Prices for oil and natural gas in the United States reached record levels in 2008. High oil prices have resulted in renewed interest, not only in adding new coal-based electric power generation, but also in “refining coal” into transportation fuels, such as low-sulfur diesel. According to data from Platts, over 80,000 megawatts of new coal-based generation is now planned in the United States. The majority of the new facilities, as well as retrofits of existing units, are being equipped with emission scrubbing equipment to greatly reduce undesirable emissions. Additionally, government and private sector interest in coal-gasification and coal-to-liquids technologies, which provide environmental improvements, has increased.
     The US coal mining industry includes about 1,000 companies that operate 1,500 mines, with combined annual revenue of $25 billion. Large producers include Peabody Energy, Arch Coal and Massey Energy. After strong consolidation during the last decade, the ten largest companies account for 65 percent of the market. The typical company operates a single mine. The size of mines varies considerably, but a large operation produces more than 1 million tons of coal per year.
     According to the EIA, coal is expected to remain the fuel of choice for domestic power generation through 2030. New technologies intended to lower emissions of sulfur dioxide, nitrous oxides, mercury and particulates will be introduced into the power generation industry. These advancements will help coal retain its role as a key fuel for electric power generation well into the future.
Coal Mining — Competition
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
Coal Mining — Regulatory Issues and Environmental Matters
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
     Additionally, the electric generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers’ ability to use coal and requiring us or our customers to significantly change operations or incur substantial costs.
     While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations including mine closure and reclamation costs, federal and state workers’ compensation benefits, coal leases and other miscellaneous obligations. Compliance with these laws have substantially increased the cost of coal mining for all domestic coal producers.
     The following is a summary of the various federal and state environmental and similar regulations that may have a material impact on our operations:

     Clean Air Act. The federal Clean Air Act and similar state and local laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and emissions control requirements. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions from coal-fired industrial boilers and power plants, which are the largest end-users of our coal. These regulations take a variety of forms.
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
     Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act (“SMCRA”), establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, we are contractually obligated under the terms of our leases to comply with all laws, including SMCRA and equivalent state and local laws. These obligations include reclaiming and restoring the mined areas by grading, shaping, preparing the soil for seeding and by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan.
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
     Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liabilities may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute. Thus, coal mines that we currently own or have previously owned or operated, and sites to which we sent waste materials, may be subject to liability under CERCLA and similar state laws. In particular, we may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination at sites where we own surface rights.
     Mining Permits and Approvals. Mining companies must obtain numerous permits that strictly regulate environmental and health and safety matters in connection with coal mining, some of which have significant bonding requirements. In connection with obtaining these permits and approvals, we may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. Regulations also provide that a mining permit can be refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits. We have applied for an industrial mining permit through our subsidiary, Greater Ohio Resources, Inc. The State of Ohio initially indicated that they would not begin the review process for the approval of such permit until legacy reclamation issues related to Belville were satisfactorily resolved. However, we have had additional discussions with the State and they have indicated that they may begin the review process if we transferred Belville’s mining rights to another entity, which we have done with Greater Ohio Resources. Despite that, there are no assurances that the State will actually begin the review process or, if they do begin, approve our permit.
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
     In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including us, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. We intend to submit the necessary permit applications several months before we plan to mine in a new area.
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
     Endangered Species. The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species. We do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to mine coal from our properties in accordance with current mining plans.
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
Our Strategy
     Our strategy is to provide rail-based transportation for the transportation of commercial commodities. We may consider expanding our rail-based operations in partnership with other railroads and through various entitlements of land that we own or may lease for industrial commercial uses. Additionally, we are evaluating the best business approach to monetize the land, mineral and mineral rights assets that we acquired.
     In the near term our efforts will center on Southern New York State and South Central Ohio. Medium to longer term activities are expected to also focus on what we believe are high growth areas of the U.S.
     We are continuing to focus on identifying other acquisition, partnership, strategic alliances or site development opportunities that are revenue and cash flow-based. We are seeking to develop relationships with potential partners interested in expanding their rail-based transportation revenue sources.
     We are also developing ways to maximize the value of our holdings through entitlement of our own properties, where appropriate and to assist neighboring landowners with developments that will add to our services. While such entitlements may take a year or longer, when zoned and permitted properly, these properties should present numerous opportunities for revenue growth through operational performance and the development of properties for sale or lease to other businesses.

     Our ability to execute our strategy is dependent on several factors, including but not limited to: (i) our success in developing revenue, profitability and cash flow from our existing assets; (ii) additional financing for capital expenditures, acquisitions and working capital either in the form of equity or debt with terms and conditions that would be acceptable to us; (iii) identifying potential acquisitions of either assets or operational companies with prices, terms and conditions acceptable to us; (iv) the development of successful strategic alliances or partnerships; and (v) the extent and associated efforts and costs of federal, state and local regulations in each of the industries in which we currently or plan to operate in. There are no assurances that we will be successful in implementing our strategy and any negative result of one of the factors alone or in combination could have a material adverse effect on our business.
Customers
     As of June 30, 2008, we had one customer in our MNJ subsidiary. We are continuing marketing activities and developing strategic relationships to increase our customer base and revenue.
Dividends
     We do not intend to pay dividends. Any change in this intention is at the discretion of the Board of Directors.
Employees
     As of June 30, 2008, we had 4 full time employees. We also utilize outsourced labor, consultants and temporary contract labor throughout the year to address business and administrative needs.
     None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We do not expect any significant disruption in our business in our fiscal year ending June 30, 2009 as a result of labor negotiations, employee strikes or organizational efforts.

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
Risks Related to Our Acquisition Strategy and Operations
     We may be unable to execute our acquisition growth strategy. Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates as well as our ability to successfully consolidate acquired operations into our business. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. In short, we cannot be assured that: desirable acquisition candidates exist or will be identified, we will be able to acquire any of the candidates identified, we will effectively consolidate companies which are acquired and fully or timely realize the expected cost savings, economies of scale or business efficiencies, or any acquisitions will be profitable or accretive to our earnings.
     We face challenges in attracting and retaining a qualified and experienced management team. Our success will depend largely on our ability to hire and retain qualified individuals to operate our business including, our directors, senior management and other key personnel. The loss of the services of any of these key personnel could have a material adverse effect on our business and financial results. Although we are actively pursuing additional personnel to manage MNJ there is no assurance that we will be successful in attracting qualified individuals. Our failure to attract and retain qualified personnel could have a material adverse effect on our business and financial condition.
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
     Additional factors may negatively impact our acquisition growth strategy. Our acquisition strategy may require spending significant amounts of capital. If we are unable to obtain needed financing on acceptable terms, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. The intense competition among our competitors pursuing the same acquisition candidates may increase purchase prices for short-line railroads and increase our capital requirements and/or prevent us from acquiring certain acquisition candidates. If any of the aforementioned factors force us to alter our growth strategy, our financial condition, results of operations and growth prospects could be adversely affected.
     We may not be able to attract the required capital, through either debt or equity financings, in order to complete strategic acquisitions or make required purchases of capital equipment needed to conduct our operations efficiently, either of which could adversely effect our financial condition and ability to execute on our business plan. We anticipate that any future business acquisitions will be financed through cash from potential operations, borrowings, the issuance of shares of our common stock and/or seller financing. If acquisition candidates are unwilling to accept, or we are unwilling to issue, shares of our common stock as part of the consideration for such acquisitions, we may be required to use more of our available cash resources or debt, to the extent it is available, to fund such acquisitions. To the extent that cash from potential operations and debt are insufficient to fund acquisitions, we will require additional equity and/or debt financing, the terms of which may be unfavorable or unavailable. Additionally, growth through the development or acquisition of new properties, railroads, transfer stations and other facilities, as well as the ongoing maintenance of such properties, railroads, transfer stations or other facilities, may require substantial capital expenditures. There can be no assurance that we will have sufficient existing capital resources or be able to raise sufficient additional capital resources on terms satisfactory to us to meet any or all of the foregoing capital requirements. For example, our wholly-owned subsidiary, MNJ has been approved for a federal railroad improvement grant; however, there are no assurances that we will be successful in receiving such funding if we do not meet certain state and local regulatory requirements.
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
     We may be partially depending on government funding for our existing and future capital projects and track rehabilitation. Government funding for our projects is limited, and there is no guarantee that budget pressure at the federal, state and local level or changing governmental priorities will not eliminate future funding availability. In addition, competition for government funding from other short line railroads, Class I railroads, infrastructure and other companies is significant and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations. We look to utilize the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated or constructed. We believe that the levels of service and maintenance required under the grants are not materially different from those we would otherwise provide. However, we can offer no assurance that government grants will continue to be available or that even if available, our railroads will be able to obtain them.
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
     Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs. We conduct some of our mining operations on properties that we lease. A title defect or the loss of any lease could adversely affect our ability to mine the associated reserves. Because title to most of our leased properties and mineral rights is not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property, our right to mine some of our reserves may, in the future, be adversely affected if defects in title or boundaries exist. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.
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
     We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of June 30, 2008, we had indebtedness of $6,271,000 of which $2,007,000 is due in less than one year. We cannot be assured that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.
Risks Related to our Industry
     Strategic growth through acquisitions is dependent on our ability to internally grow our logistics infrastructure, and there is no historical perspective to validate our belief that we can attain certain gross margins competitively, the failure of which would adversely affect our financial condition. Our growth strategy includes (i) expanding through acquisitions and (ii) generating internal growth of its infrastructure and logistics capabilities. Our ability to execute our growth strategy will depend on a number of factors, including the success of existing and emerging competition, the availability of acquisition targets, the ability to maintain profit margins in the face of competitive pressures, the ability to continue to recruit, train and retain qualified employees, the strength of demand for our services and the availability of capital to support our growth.
     Rapid growth could create risks of over leverage or undercapitalization to meet our obligations which could materially impact our financial condition and strategy. If we are able to execute our growth strategy, we may experience periods of rapid growth. Such growth, if it occurs, could place a significant strain on our management, operational, financial and other resources. Our ability to maintain and manage our growth effectively will require us to expand our management information systems capabilities and our operational and financial systems and controls. Moreover, we will need to attract, train, motivate, retain and manage additional senior managers, technical professionals and other employees, as well as integrate accounting and reporting for disclosure controls and compliance with Section 404 of the Sarbanes-Oxley Act. Any failure to expand our operational and financial systems and controls or to recruit and integrate appropriate personnel at a pace consistent with our revenue growth could have a material adverse effect on our business, financial condition and results of operations.
     The rail-based logistics business is highly competitive, and we will face competition from companies that may be better financed than we are which could impact our ability to compete for customers and employees. Certain of the markets in which we compete or will likely compete are served by one or more large, national companies, as well as by numerous regional and local companies of varying sizes and resources, some of which have accumulated substantial goodwill. Certain of our competitors may also be better capitalized, have greater name recognition or be able to provide services at a lower cost than us. Our inability to compete with governmental service providers and larger and better capitalized companies could have a material adverse effect on our business, financial condition and results of operations.
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
     Increased consolidation and competition within the coal industry may adversely affect our ability to sell coal, and excess production capacity in the industry could put downward pressure on coal prices. During the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. According to the NMA, the top ten coal producers in 1994 accounted for approximately 45% of total domestic coal production. By 2004, however, the top ten coal producers’ share had increased to approximately 69% of total domestic coal production. Consequently, some of our competitors in the domestic coal industry are major coal producers who have greater financial resources than we do. The intense competition among coal producers may impact our ability to retain or attract customers and may, therefore, adversely affect our future revenue and profitability. Recent increases in coal prices could encourage the development of expanded coal producing capacity in the United States. Any resulting overcapacity from existing or new competitors could reduce coal prices and, therefore, our revenue.

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
     Judicial and administrative proceedings related to our business are routine, and penalties, fines, or remediation orders could materially impact our cash flow or working capital from time-to-time, which could impair our business plan objectives. Companies in the short-line and regional rail are frequently subject in the normal course of business to judicial and administrative proceedings involving federal, state or local agencies or citizens’ groups. Governmental agencies may seek to impose fines or penalties on us or to revoke or deny renewal of our operating permits, franchises or licenses for violations or alleged violations of environmental laws or regulations or require us to make expenditures to remediate potential environmental problems relating to waste disposed of or stored by us or our predecessors, or resulting from us or our predecessors’ transportation operations. Any adverse outcome in these proceedings could have a material adverse effect on our business, financial condition and results of operations and may subject us to adverse publicity.

ITEM 2 — DESCRIPTION OF PROPERTY
Land and Leaseholds
     Until September 2007, we occupied approximately 2,187 square feet of leased office space located at 177 Madison Avenue, 2nd Floor, Morristown, New Jersey 07960 that served as our executive and administrative headquarters. The lease expires on August 26, 2009. The monthly rental rate is $4,647. We assigned the lease to a third party in September 2007, but retain financial responsibility for the lease in the event of the default of the assignee through the end of the lease term.
     As part of our acquisition of MNJ, we acquired approximately 140 acres of mostly undeveloped industrial zoned land along or adjacent to the corridor of approximately 14.6 miles of railroad track and track bedding (approximately 2 miles of the track is in usable condition) in Orange County, New York. During the current year we removed approximately 7 miles of railroad track and the metal for scrap and we are the process of both the abandonment of our right-of- way for the miles of railroad track removed and the sale of the land adjacent to right-of-way corridor.
Mineral Land Rights
     As of June 30, 2008, we owned or controlled primarily through long-term leases approximately 9,320 acres of coal, limestone and clay mineral rights on land in southern Ohio. 1,320 acres of those properties are encumbered by mortgage liens held by certain creditors of Belville associated with promissory notes issued by Belville to such creditors. The following map illustrates the location of mineral rights we own or control.
Our Reserves
     As of June 30, 2008, our proven and probable mineral reserves are located in Jackson, Scioto and Lawrence counties in the south east corner of the state of Ohio on approximately 1,320 acres of land that we own. We have additional mining rights to approximately 8,000 acres of land mostly relating to underground mining rights in the Wayne National Forest. We estimate that we own approximately 25.760 million tons of non-permitted proven and probable recoverable reserves of coal, approximately 2.737 million tons of non-permitted proven and probable recoverable reserves of limestone, and approximately 2.379 million tons of non-permitted proven and probable recoverable reserves of clay. Recoverable reserves include only saleable minerals and do not include minerals which would remain unextracted, such as support pillars and processing losses. Reserve estimates are prepared by contracted engineers and geologists and are reviewed and updated periodically.

     The following table reflects our estimated unassigned recoverable mineral reserves as of June 30, 2008:
Total Unassigned Reserves (tonnage in millions)

	Total					Sulfur			As
	Unassigned					Content			Received
	Recoverable			Mining		(lbs/million			BTU/lb
	Reserves (2)			Method		BTUs)			(1)
Mineral	Proven	Probable	Total	Surface	Underground	< 1.2	1.2 - 2.5	>2.5
Coal	4.095	21.665	25.760	6.260	19.500	0.167	8.468	17.125	10,500-11,200
Clay	2.238	0.499	2.737	2.737		n/a	n/a	n/a	n/a
Limestone	1.620	0.759	2.379	2.379		n/a	n/a	n/a	n/a

(1)	As received BTU/lb. includes the weight of moisture in the coal on an as sold basis. These were calculated by averaging the values obtained from the drill holes.

(2)	Unassigned reserves will require significant capital expenditure to mine the reserves.
As of June 30, 2008, approximately 100% of our estimated proven and probable mineral reserves were held in fee simple.
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
     We must obtain permits from applicable state regulatory authorities before we begin to mine particular reserves. Applications for permits require extensive engineering, data analysis and presentation. Applications must address a variety of environmental, health and safety matters associated with a proposed mining operation. These matters include the manner and sequencing of mineral extraction, the storage, use and disposal of waste and other substances and other impacts on the environment, the construction of overburden fills and water containment areas and reclamation of the area after coal extraction. We are required to post bonds to secure performance under our permits. Regulatory authorities have considerable discretion in the timing of permit issuance and the public has rights to comment on and otherwise engage in the permitting process, including intervention in the courts.
     Our reported mineral reserves are those that could be economically and legally extracted or produced at the time of their determination. Proven reserves are those reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes. Grade and/or quality are computed from the results of detailed sampling and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are those for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Except as described elsewhere in this document with respect to permits to conduct mining operations, we are not currently aware of matters which would significantly hinder our ability to obtain future mining permits or governmental approvals with respect to our reserves.
Southern Ohio Mine
     Belville Mining Company, Inc. (“Belville”), owned by the Belville family, began development of the Southern Ohio Mine in 1960 in Aid and Symmes Townships in Lawrence County, Jackson County and Washington Township in Lawrence County, Ohio. The Southern Ohio Mine has been in continuous operation since 1960 consisting of mining coal, limestone and clay up until 1998. We estimate that approximately 3.77 million tons of coal, 25,000 tons of clay, and 433,000 tons of limestone were extracted from the Southern Ohio Mine. We acquired the stock of Belville in September 2005 and leased all the rights to mine coal, clay and limestone to our wholly owned subsidiary, Greater Ohio Resources, Inc.
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
ITEM 3 — LEGAL PROCEEDINGS
     On June 14, 2007, U.S. Rail Corporation filed a lawsuit against us in the U.S. District Court for the Southern District of Ohio, alleging that we failed to pay for railcar storage services totaling $88,200 from October 2005 through March 2006. We did not contract for these services and we intend to legally dispute this claim, however we have recorded the total disputed amount of the lawsuit as a current liability on our balance sheets.
     On July 17, 2008, Lucy Rasmussen filed a lawsuit in the Supreme Court of Orange County, New York, against us for non-payment of a $500,000 note payable that became due on February 15, 2008. We have been and will continue to attempt to negotiate a reasonable settlement, including an extension to this note. To date, we have not yet been served with the complaint.
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

Year Ended June 30, 2008	High	Low

First Quarter (September 30, 2007)	$0.75	$0.30
Second Quarter (December 31, 2007)	$0.37	$0.03
Third Quarter (March 31, 2008)	$0.25	$0.05
Fourth Quarter (June 30, 2008)	$0.30	$0.13

Year Ended June 30, 2007	High	Low

First Quarter (September 30, 2006)	$2.70	$0.75
Second Quarter (December 31, 2006)	$1.50	$0.75
Third Quarter (March 31, 2007)	$1.40	$0.85
Fourth Quarter (June 30, 2007)	$1.00	$0.75
The closing price for our common stock on June 30, 2008 was $0.15.
Stockholders

     As of June 30, 2008, there were 14,051,361 shares of common stock issued and outstanding held by 526 stockholders of record (not including street name holders).
Dividends
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
Recent Sales of Unregistered Securities
     On October 10, 2006, we issued 25,000 shares of common stock to Mr. Charles Srebnik, one of our directors, for audit committee services performed for us, valued at $1.18 per share or $30,000. Our management valued the shares of common stock at the closing market price on the date of the transaction. We issued the shares of common stock in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.
     On December 31, 2007, we issued 10,000 shares of common stock to a consultant in exchange for services valued at $0.04 per share or $400. Our management valued the shares of common stock at the closing market price on the date of the transaction. We issued the shares of common stock in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2006 Equity Incentive Plan and (b) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2008.
Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding	securities
	warrants	options, warrants	reflected in
Plan Category	and rights(1)	and rights	column (a))
Equity compensation plans approved by security holders(2)	850,000	$2.62	000,000
Equity compensation plans not approved by security holders	—	$—	N/A
Total	850,000	$2.62	000,000

(1)	Number of shares is subject to adjustment in the future for changes in capitalization resulting from stock splits, stock dividends and similar events.

(2)	Consists of our 2006 Equity Incentive Plan. This Plan authorizes us to grant options to purchase up to 9% of the sum of the number of outstanding shares of our common stock and the number shares attributed to convertible securities during the term of our Plan.
     Our 2006 Equity Incentive Plan was approved by our shareholders at our annual shareholders’ meeting on February 8, 2006. This plan permits us to grant nonqualified stock options. Options under this plan generally vest over two to four years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.

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
     The discussion and financial statements contained herein are from our inception of March 3, 2005 to our fiscal year ended June 30, 2008. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.
Background and Corporate History
     We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are providers of rail-based transportation and owners of land and mineral rights. Our primary revenue-generating business until January 24, 2008 was the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We currently provide limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We recently changed our focus and are no longer pursuing strategies related to waste by rail, waste disposal options and landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.
     Until early 2005 our principal activity consisted of the oversight of investments, principally in College Partnership, Inc. On January 31, 2005, we transferred all assets and liabilities to our then wholly-owned subsidiary, Kingsley Capital, Inc. and subsequently transferred all of our Kingsley stock to our then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, in two separate but concurrent transactions, we sold 25,838,433 pre-split shares of our common stock to one of our directors in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley Capital, and our controlling affiliates sold an additional 19,161,567 pre-split shares of our common stock to the same director in a private transaction for $250,000.
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
     On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc., a New Jersey corporation including its wholly-owned subsidiary, MNJ. that owns and operates a regional short-line railroad in Middletown, New York. MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we made some limited capital improvements. We are considering operational infrastructure alternatives to both increase the volume of activity on the railroad including partnering with other railroads to manage and operate MNJ on our behalf.
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
     On August 29, 2006, our wholly-owned subsidiaries, Hudson and Hudson Logistics Loading, Inc. (“HLL”) completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). We acquired these agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. We began transload activities on this site on September 11, 2006. On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008.
     As a result of the asset sale we are no longer have rail-based solid waste transportation operations. We recently decided to discontinue pursuing any strategy related to waste by rail, waste management and landfill operations.
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
     Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock or 1,421,731 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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

     Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007 and March 31, 2008, our management identified certain railroad equipment assets, and, land and related infrastructure associated with our MNJ subsidiary that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired in comparison to prices for similar assets and we recorded write-downs totaling $2,255,000 based on our estimates of their market value. The impairment write-downs are included in general and administrative expenses on the Consolidated Statement of Operations.
Results of Operations
Comparison for the year ended June 30, 2008 and 2007
          We reported a net loss for the year ended June 30, 2008 of $5,053,000 or $0.36 per share on a basic and diluted basis as compared to a loss for the year ended June 30, 2007 of $4,000,000 or $0.29 per share on a basic and diluted basis.
          Revenues
          Revenues for the year ended June 30, 2008 of $2,543,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $2,375,000 and rail transportation income from MNJ of $168,000. Revenues for the year ended June 30, 2007 of $7,306,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $5,631,000, solid waste disposal fees from a waste management contract servicing a national corporation in New Jersey of $1,539,000 and rail transportation income from MNJ of $136,000. The waste management contract was for the transportation of a certain type of solid waste from the customer’s site to a landfill. We received disposal fees and revenue was recognized upon performance of the services. The decline in our revenue during the year was the result of the temporary closure of our transload facility for approximately six weeks during October and November 2007 for repairs, a significant drop in volume due to our price increase to customers once we re-opened our facility in November 2007, the sale of the assets related to and the permanent closure of our transload facility on January 24, 2008 and no comparable revenue from a waste management contract that was completed in our previous fiscal year.
          Cost of Revenues
          Cost of revenues for the year ended June 30, 2008 of $2,397,000 or 94.3% as compared to $6,824,000 or 93.4% of revenues for the year ended June 30, 2007. Our cost of revenue consisted primarily of truck and rail transportation costs, landfill tipping fees and other waste disposal equipment operational costs. During the current year we incurred increases in our rail transportation and disposal costs, and we experienced higher repair and maintenance costs. We were not able to increase our waste disposal fees to our customers to cover these additional costs. Additionally, we experienced a significant decrease in volume, but we were unable to decrease fixed costs to correspond to our drop in volume. Our cost of revenues varied from period to period as percentage of revenue and depended on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies. There was no cost of revenue associated with our rail transportation income.
          Gross Profit
          Gross profit for the year ended June 30, 2008 was $146,000 or 5.7% of revenues as compared to $482,000 or 6.6% of revenues for the year ended June 30, 2007. Our gross profit as a percentage of revenue has varied and will continue to vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’.
          General and Administrative Expenses
          General and administrative expenses increased by $434,000 to $4,596,000 for the year ended June 30, 2008 from $4,062,000 for the year ended June 30, 2007. This increase was primarily due to the impairment in value of certain railroad property and equipment of $2,255,000, but was offset by significant decreases in all other categories expenses primarily due to the cessation of transload operations at our Hudson and HLL subsidiaries and the closure of our Morristown, New Jersey office. The reductions in salaries and employee expenses, rent and related expenses, travel expenses, professional fees and depreciation and amortization totaling $1,094,000. Additionally, we recorded $400,000 of expenses from the issuance of our common stock to an engineering consultant in the previous year that did not occur during the current year. Excluding the impairment in value of assets, general and administrative expenses for the year ended June 30, 2008 primarily of the following:
•	salaries and employee expenses of $849,000

•	engineering and other consulting services of $141,000

•	rents, utilities, telephone and office related expenses of $142,000

•	repairs and maintenance of $69,000

•	professional fees of $405,000

•	investment and management consulting fees of $120,000

•	travel expenses of $66,000

•	depreciation and amortization expense of $218,000.
          General and administrative expenses of $4,062,000 for the year ended June 30, 2007 consisted primarily of the following:
•	salaries and employee expenses of $1,438,000

•	engineering and other consulting services of $719,000

•	rents, utilities, telephone and office related expenses of $250,000

•	repairs and maintenance of $83,000

•	professional fees of $582,000

•	investment and management consulting fees of $130,000

•	travel expenses of $195,000

•	depreciation and amortization expense of $309,000.
          Other Income and Expenses
          Other expenses increased by $183,000 to $603,000 for the year ended June 30, 2008 from $420,000 for the year ended June 30, 2007. Other expenses incurred during the current year consisted of net interest expense of $471,000 and losses on the sale of property and equipment of $458,000 partially offset by gains on the sale of capacity and loading rights of $147,000 and the renegotiation of a note payable of $179,000. Other expenses for the year ended June 30, 2007 included consisted of net interest expense of $554,000 that was partially offset by gains on sales of surplus land and scrap equipment from our Belville, Hudson and MNJ units of $134,000.
          Income Tax Provision
          We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.
Liquidity and Capital Resources
          At June 30, 2008, we had working capital deficiency of $1,760,000. We recorded a loss for the year ended June 30, 2008 of $5,053,000 and we have accumulated losses from inception on March 3, 2005 of $13,324,000. Given our June 30, 2008 cash balance of $182,000 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2009 and we will be required to raise capital through debt or equity financings or sell, dispose or liquidate certain of our assets to generate cash and reduce our short term debt obligations. There are no assurances that any of these financing alternatives will be available to us, or if available, on terms satisfactory to us. If we are unable to raise additional capital or generate necessary working capital from operations or through the sale of assets, our financial position will be seriously and adversely affected.
          During the year ended June 30, 2008, we sold our capacity and loading rights for and terminated operations of our transload facility in Passaic, New Jersey. This event had the most significant impact on our cash flow in this year. We received approximately $1,455,000 in net proceeds from the sale of our capacity and loading rights and we were able to return $279,000 of restricted cash to a unrestricted status. The following is a summary discussion of our cash flow.
          Cash decreased by $522,000 for the year ended June 30, 2008 from $704,000 on June 30, 2007 to $182,000.

          We reported cash flow used in operations for the year ended June 30, 2008 of $2,332,000 consisting primarily of our net loss of $5,053,000 and a decrease in accounts payable and accrued liabilities of $758,000 partially offset by decreases of $633,000 in accounts receivable and deposits, the non-cash losses due to asset impairments and sales of $2,565,000, the value of stock options granted of $209,000, and depreciation and amortization of $218,000.
          Cash provided by investing activities in the year ended June 30, 3008 totaled $2,107,000 consisting primarily of the proceeds of the sales of property and equipment of $390,000, the proceeds of the sale of capacity and loading rights for our transload facility of $1,455,000 and the maturity of a certificate of deposit in the amount of $279,000 previously classified as restricted cash.
          Cash used by financing activities for the year ended June 30, 2008 totaled $297,000 consisting of principal payments on notes payable.
          Our long-term debt includes approximately $2,007,000 of principal payments and $41,000 in accrued interest expenses that are due within the next year. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency and failure by us to renegotiate such existing debt obligations and commitments would have a negative impact on our business and financial condition, and may result in legal claims by our creditors. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets.
          We intend to make infrastructure improvements to MNJ to facilitate the expansion of our rail transportation operations. We have been approved for grants from the New York State Department of Transportation and we are currently requesting additional grants. The level of infrastructure spending is dependent on our success at receiving grants and there is no guarantee as to the level of approved grants that we may ultimately receive. Any such shortfall in projected revenues or limitations of grants may cause us to seek additional financing at an earlier date. There are no assurances that such financing will be available or be available on terms acceptable to us.
Capital Expenditures
     During the year ending June 30, 2008, we did not incur any material capital expenditures nor do we anticipate any material capital expenditures during fiscal 2009.
     Pursuant to a lease agreement executed on June 12, 2006, we entered into a lease for office space in Morristown, New Jersey that served as our corporate headquarters and administrative offices. On September 13, 2007, we assigned the lease for office space in Morristown, New Jersey that until August 31, 2007 served as our executive offices. Although we assigned the lease to a third party we may still be held responsible for lease payments in the event the assignee defaults on its payments due to the landlord. The assigned lease expires on August 26, 2009 and has minimum monthly lease payments of $4,647.
     The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations		Less than			More than
At June 30, 2007	Total	1 Year	1-3 years	3-5 years	5 years
Long Term Debt	$6,271,000	$2,007,000	$—	$3,780,000	$484,000
Lease Obligations	65,000	56,000	9,000	—	—

Total Contractual Obligations	$6,336,000	$2,063,000	$9,000	$3,780,000	$484,000

     The above table outlines our obligations as of June 30, 2008 and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Transactions
     There are no off balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.
ITEM 7 — FINANCIAL STATEMENTS
     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page 37.
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
     Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the fourth quarter of fiscal 2008 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting and permitting appropriate segregation of duties.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2008.
     Our disclosure controls and procedures are not effective as of the end of the fourth quarter of fiscal 2008 due to material weaknesses that exist in our internal control structure that are primarily due to the lack of appropriate resources dedicated to external financial reporting. A key element to any effective system of internal control is the segregation of tasks, duties and responsibilities between staff members with regard to initiation, recording, verification, review and authorization of transactions. We can remediate this material weakness by hiring two additional staff persons to handle clerical and technical accounting functions which will allow us to appropriately segregate duties that would result in more effective internal controls over financial reporting. We estimate the annual cost of this remediation to be approximately $120,000. This includes staff costs as well as the infrastructure to support this staff expansion. Our current level of operations is very limited as are the associated transactions. As a result, at the present time, it is not practical or financially reasonable for us to undertake this remediation until the size of operations and transactions warrants the additional expenditure. In the interim, we have been providing our non-executive Board of Directors members with detailed monthly financial reports to enhance our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.
Changes in Internal Control over Financial Reporting
     We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.
ITEM 8B — OTHER INFORMATION
     On July 22, 2008, we entered into a termination and release agreement with Railway & Industrial Services, Inc. whereby both parties agreed to terminate that certain Purchase and Sale Agreement dated July 10, 2005 in exchange for a payment of $155,200 and the transfer of certain engineering drawings and specifications to us and mutual general releases by both parties.
     Subsequent to our fiscal year ended June 30, 2008, on August 11, 2008, we entered into Amendment No.1 to Management Advisory Agreement with Orchestra Finance, LLP in which we agreed to renew the underlying agreement for 2 years with a retroactive start date of January 1, 2008. Additionally, we compensated Orchestra Finance 1,173,077 shares of restricted common stock for assistance with capital-raising in 2006 and 2007 through equity and debt financing, and 488,462 shares of restricted common stock for corporate finance and mergers and acquisition advisory services in 2007 and 2008. We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.
PART III
ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
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

Person	Age	Position
Imre Eszenyi	40	Chairman of the Board, Acting President and Vice President
Paul Biberkraut	47	Chief Financial and Administrative Officer and Secretary
Charles Srebnik	74	Director, Chairman of the Audit Committee
David Adams	50	Director, Assistant Secretary
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
     Paul Biberkraut joined us as our Chief Financial and Administrative Officer in January 2006 and became our Secretary in 2007. Since May 2008, Mr. Biberkraut has served as the Director of Finance for City YMCA, London, a not-for-profit youth services organization. From December 2002 through January 2006, Mr. Biberkraut was the Executive Vice President, Chief Financial Officer and Secretary of Superior Galleries, Inc., a publicly traded dealer and auctioneer of rare coins. Mr. Biberkraut served on the Board of Directors of Superior Galleries, Inc. until January 2007 and had been a Director since December 2002. From December 2000 to November 2002, Mr. Biberkraut was a senior finance manager for information technology at PacifiCare Health Systems, Inc., a public traded health care insurance company. Mr. Biberkraut attended McGill University where he received a Bachelor of Commerce and Graduate Diploma in Public Accountancy, and he received an M.B.A. from Pepperdine University. Mr. Biberkraut is a Chartered Accountant and is a member of Canadian Institute of Chartered Accountants.
     Charles Srebnik joined the Board of Directors in April 2005 and is currently the sole director on our Audit Committee. He has been engaged in the Investment Banking industry for more than four decades. For the past twenty-five years, Mr. Srebnik has been an independent financial consultant with the firm, Charles Srebnik and Associates, and he has managed a privately held family fund. In 1992, he was the Chairman of the Rockland Bioscience Park Corporation. From 1990 to 1992, Mr. Srebnik was a contractor to the Resolution Trust Corporation. In 1981, he co-founded Genetic Engineering, Inc. (a biotechnology company) and served as its Chairman of the Board of Directors and President until it was acquired by Miller Diversified Corporation in 1992. Between 1975 and 1980, he served as the Director of Special Situations in the Corporate Finance Department of D.H. Blair & Co., Inc. He is a life member of the World Simmental Federation and a member of the Holstein Association.
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
Audit Committee
     We established a separately-designated standing Audit Committee in December 2005 in accordance with section 3(a)(58)(A) of the Exchange Act and appointed Mr. Srebnik as the sole member of that committee.
Audit Committee Financial Expert
     From December 2, 2005, Mr. Srebnik served as the chairman of our Audit Committee, and is qualified as an Audit Committee Financial Expert. Mr. Srebnik is independent as determined by the NASD listing standards.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
     Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission during the year ended June 30, 2008, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.
Code of Ethics
     We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics appears on our web site at www.chartwellinternational.com.

ITEM 10 — EXECUTIVE COMPENSATION
Summary Compensation
     The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our chief executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended June 30, 2008 and 2007. Other than as set forth below, no executive officer’s total annual salary and bonus exceeded $100,000 during our last fiscal period.
Summary Compensation Table

						NON-
						EQUITY	NON-
						INCENTI-	QUALIFIED
						VE	DEFERRED	ALL
						PLAN	COMPENSA-	OTHER
				STOCK	OPTION	COMPEN-	TION	COMPENS-
NAME AND		SALARY	BONUS	AWARDS (4)	AWARDS (4)	SATION	EARNINGS	ATION	TOTAL
PRINCIPAL	YEAR	($)	($)	($)	($)	($)	($)	($)	($)
POSITION (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Imre Eszenyi,	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chairman of the Board, Acting President and Vice President (1)	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Paul Biberkraut,	2008	$104,788	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$104,788
Chief Financial and Administrative Officer and Secretary	2007	$183,462	$10,000	$-0-	$-0-	$-0-	$-0-	$-0-	$194,074
Thomas Winant,	2008	$109,897	$-0-	$-0-	$-0-	$-0-	$-0-	$1,308	$111,205
Vice President of Sales and Operations (2)	2007	$120,000	$-0-	$-0-	$-0-	$-0-	$-0-	$76,560	$196,560

(1)	Mr. Eszenyi does not have an employment engagement and does not receive compensation for his duties as acting president. Aggregate number of stock awards outstanding as of June 30, 2008 is 75,000.

(2)	Mr. Winant’s employment with Chartwell was terminated on January 31, 2008. All other compensation consists of commission.
Employment Agreements
     Effective January 16, 2006, we entered into an employment with Paul Biberkraut to serve as our Chief Financial and Administrative Officer. Mr. Biberkraut is paid an annual salary of $180,000 subject to an increase of up to 15% based on an annual review. Initially, Mr. Biberkraut was paid a bonus of $10,000 on January 16, 2006 and an additional bonus of $10,000 was paid on July 15, 2006. Mr. Biberkraut is entitled to participate in our cash management incentive bonus and equity incentive plans upon formation and approval by the Board of Directors, provided, however, cash bonuses shall not exceed 50% of each his base salary then in effect. Additionally, Mr. Biberkraut was granted 25,000 shares of restricted common stock vesting based on certain future liquidity events and awarded an option to acquire 150,000 shares of common stock vesting in equal increments on February 15, 2007 and February 15, 2008. The employment agreement may be terminated prior to the expiration of the agreement upon the mutual agreement of us and Mr. Biberkraut, respectively. In September 2007, Mr. Biberkraut verbally agreed to reduce his base annual salary to $60,000.
Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
EQUITY
INCENTIVE
								EQUITY	PLAN
								INCENTIVE	AWARDS:
								PLAN	MARKET OR
			EQUITY					AWARDS:	PAYOUT
			INCENTIVE PLAN			NUMBER	MARKET	NUMBER OF	VALUE OF
			AWARDS:			OF	VALUE OF	UNEARNED	UNEARNED
	NUMBER OF	NUMBER OF	NUMBER OF			SHARES	SHARES	SHARES,	SHARES,
	SECURITIES	SECURITIES	SECURITIES			OR UNITS	OR UNITS	UNITS OR	UNITS OR
	UNDERLYING	UNDERLYING	UNDERLYING			OF STOCK	OF STOCK	OTHER	OTHER
	UNEXERCISED	UNEXERCISED	UNEXERCISED	OPTION	OPTION	THAT	THAT	RIGHTS THAT	RIGHTS THAT
	OPTIONS (#)	OPTIONS (#)	UNEARNED	EXERCISE	EXPIRATION	HAVE NOT	HAVE NOT	HAVE NOT	HAVE NOT
NAME	EXERCISABLE	UNEXERCISEABLE	OPTIONS (#)	PRICE ($)	DATE	VESTED (#)	VESTED ($)	VESTED (#)	VESTED ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Imre Eszenyi	—	—	—	—	—	—	—	—	—
Paul Biberkraut (1)	150,000	—		$3.00	02/15/11	25,000	$3,750	—	—
Thomas Winant	—	—	—	—	—	—	—	—	—

(1)	The 150,000 common stock options were granted under our 2006 Equity Incentive Plan and are fully vested. The 25,000 common shares were granted under our 2006 Equity Incentive Plan and vests at earlier of certain liquidity events in our common stock or January 1, 2009.
Compensation of Directors
     During the year ended June 30, 2008, our directors did not receive any compensation with the exception of the chairman of our audit committee who received cash compensation of $1,000 per month totaling $12,000. All directors are reimbursed for certain expenses in connection with attendance at board meetings.
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
     The following table summarizes the compensation earned by directors for the year ended June 30, 2008

CHANGE IN
PENSION VALUE
AND
	FEES			NON-EQUITY	NONQUALIFIED
	EARNED			INCENTIVE	DEFERRED
	OR PAID	STOCK	OPTION	PLAN	COMPENSATION	ALL OTHER
	IN CASH	AWARDS	AWARDS	COMPENSATION	EARNINGS	COMPENSATION	TOTAL
NAME	($)	(1) ($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)		(f)	(g)	(h)
David Adams	$—	$—	$—	$—	$—	$—	$—
Charles Srebnik	$12,000	$—	$—	$—	$—	$—	$12,000

(1)	The assumptions underlying the valuation of stock awards can be found in Note 9 of our Notes to Consolidated Financials that begin on page 43 of this document. The aggregate number of stock awards outstanding at June 30, 2008 for Mr. Adams is 75,000 and for Mr. Srebnik, 125,000.
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

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of September 15, 2008, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

			Amount and Nature
			of Beneficial	Percentage of
Name and Address			Ownership of	Common Stock
of Beneficial Owner	Title of Class		Common Stock(1)	Outstanding(1)
Imre Eszenyi(2) (3)	Common	(3)	6,216,870	38.29%
Paul Biberkraut(2)	Common	(4)	325,000	1.98%
David Adams(2)	Common	(5)	378,750	2.33%
Charles Srebnik(2)	Common	(6)	450,000	2.77%
Orchestra Finance, LLP, No. 7 Inverness Gardens, London, UK W8 4RN	Common		5,901,370	36.34%
International Kapitalanagegesellsc haft m.b.H acting on behalf of Fund “Merlin Master Funds INKA” Georg-Glock-Strasse 14 40474 Dusseldorf, Germany	Common	(7)	2,200,000	12.91%
Fonditel Velociraptor, FL Pedro Teixeira Street, 8, 3rd Floor 28020 Madrid, Spain	Common	(8)	1,500,000	9.24%
Gerlach & Company c/o Citibank 333 West 34th Street, 3rd Floor New York, NY 10001	Common		850,000	5.23%
Faisal A. Alhegelan c/o Hogan & hartson L.L.P. 555 Thirteenth Street, NW Washington, DC 20004	Common	(9)	852,490	5.25%
All Executive Officers and Directors as a Group (4 persons)	Common	(3)(4)(5)	7,370,620	45.39%

(1)	Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 16,237,900 shares of common stock outstanding as of September 15, 2008. We are informed that these persons hold the sole voting and dispository power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of September 15, 2008, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address for Messrs. Eszenyi, Biberkraut, Adams, and Srebnik is 140 East Main Street, Middletown, NY 10940

(3)	Includes 5,901,370 shares owned by Orchestra Finance, LLP, of which Mr. Eszenyi is the managing partner. Mr. Eszenyi disclaims beneficial ownership over these shares.

(4)	Includes 150,000 shares of common stock issuable upon the exercise of options held by Mr. Biberkraut which are exercisable within 60 days of this table.

(5)	Includes 100,000 shares owned by Weintraub Genshlea Chediak, a law firm of which Mr. Adams is a shareholder, and disclaims beneficial ownership.

(6)	Includes 100,000 shares owned by Mr. Srebnik’s spouse, of which Mr. Srebnik disclaims beneficial ownership.

(7)	Includes 800,000 shares INKA has the right to acquire within 60 days upon conversion of 1,950 shares of our Series A Preferred Stock.

(8)	Includes 500,000 shares held in the name of Eurovalor Estados Unidos, FI based on our knowledge that the two entities are controlled or are under the common direction of the same principals.

(9)	Includes approximately 752,490 shares Mr. Alhegelan has the right to acquire within 60 days pursuant to conversion rights that are part of a convertible promissory note issued to Mr. Alhegelan.
ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     On March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of June 30, 2007, we reported $10,000 due to Orchestra for consulting and financing placement fees. As of January 1, 2008, we extended the agreement on a month-to-month basis. Subsequent to our fiscal year end, on August 11, 2008, we renewed the agreement for two years retroactive to January 1, 2008.
     We paid $92,000 and $145,000 in cash for legal services to a law firms, Weintraub Genshlea Chediak and Bullivant Houser Bailey, during the years ended June 30, 2008 and 2007, respectively, of which, David Adams, a director of ours was a shareholder. In addition, we reported $19,000 due to a law firm, Weintraub Genshlea Chediak, of which, David Adams, a director of ours is a shareholder, for legal services at June 30, 2008.
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
     Both David Adams and Charles Srebnik are independent directors as defined by NASD standards.
ITEM 13 — EXHIBITS

Exhibit Number		Name
3.1	(1)	Amended and Restated Articles of Incorporation

3.2	(1)	Amended and Restated By-laws

4.1	(16)	Certificate of Designation of Series A Preferred Stock

10.2	(2)	Purchase and Sale Agreement with Railway & Industrial Services, Inc.

10.3	(3)	Securities Purchase Agreement

10.4	(4)	Letter of Understanding with Rail Waste Holdings, LLC

10.5	(5)	Share Purchase Agreement

10.6	(6)	Agreement and Plan of Merger with E-Rail Logistics, Inc.

10.7	(7)	Settlement Agreement with Minerva Enterprises, Inc. et al.

10.8	(8)	Contract of Sale of Stock with the Estate of Pierre T. Rasmussen for Acquisition of Cranberry Creek Railroad, Inc.

10.9	(9)	Asset Purchase Agreement with the Estate of Emily Lucy C. Burch.

10.10	(10)	Settlement Agreement with Starbank Group LLC et al.

10.11	(10)	Settlement Agreement with RWH and Christopher Davino.

10.12	(10)	Management Advisory Agreement with Orchestra Finance LLP.

10.13	(11)	Note Purchase Agreement with Chris Gordon.

10.14	(12)	Note Purchase Agreement with Faisal A. Alhegelan.

10.15	(13)	Assignment, Assumption and Novation Agreement.

10.16	(15)	Lease Agreement with TOA Reinsurance Company of America.

Exhibit Number	Name
10.17(15)	Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.18(15)	Amendment to Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.19(17)	Consulting Agreement with Entitlement Solutions, Inc.

10.20(18)	Purchase Agreement with Perry New Jersey I, LLC

10.21(19)	Settlement Agreement with Hudson Logistics, Inc., Hudson Logistics Loading, Inc., Imre Eszenyi, Raymond Kalafsky, Northern & Bergen Railroad, LLC, and New York & Greenwood Lake Railway

10.22	Termination and Release Agreement with Railway & Industrial Services, Inc.

14.1(14)	Code of Ethics

21
Middletown and New Jersey Railway Company, Inc., a New York corporation; Hudson Logistics, Inc., a Delaware corporation; Hudson Logistics Loading, Inc., a Delaware corporation; Greater Hudson Resources, Inc., a Delaware corporation; Belville Mining Company, Inc., an Ohio corporation; Greater Ohio Resources, Inc., an Ohio corporation.

23.1	Consent of Urish Popeck & Co., LLC

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications
Footnotes to Exhibits Index
(1)	Incorporated by reference to Form 8-K dated June 27, 2005.

(2)	Incorporated by reference to Form 8-K dated July 11, 2005.

(3)	Incorporated by reference to Form 8-K dated July 8, 2005.

(4)	Incorporated by reference to Form 8-K dated April 20, 2005.

(5)	Incorporated by reference to Form 8-K dated March 23, 2005.

(6)	Incorporated by reference to Form 8-K dated September 8, 2005.

(7)	Incorporated by reference to Form 8-K dated November 16, 2005.

(8)	Incorporated by reference to Form 8-K dated December 30, 2005.

(9)	Incorporated by reference to Form 8-K dated December 30, 2005.

(10)	Incorporated by reference to Form 8-K dated March 15, 2006.

(11)	Incorporated by reference to Form 8-K dated March 15, 2006.

(12)	Incorporated by reference to Form 8-K dated April 26, 2006.

(13)	Incorporated by reference to Form 8-K dated August 24, 2006.

(14)	Incorporated by reference to Form 8-K dated November 21, 2006.

(15)	Incorporated by reference to Form 10-KSB dated September 27, 2006.

(16)	Incorporated by reference to Form 8-K dated March 8, 2007.

(17)	Incorporated by reference to Form 8-K dated March 26, 2007.

(18)	Incorporated by reference to Form 8-K dated December 27, 2007.

(19)	Incorporated by reference to Form 8-K dated January 30, 2008.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table shows the fees paid or accrued by us for the audit and other services provided Urish Popeck & Co., LLP (“Urish”) for the fiscal years shown.

	June 30,
	2008	2007
Audit Fees	$125,000	$140,000
Audit — Related Fees	—	—
Tax Fees	41,000	47,000
All Other Fees	—	—

Total	$166,000	$187,000

     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.
     Tax Fees shown above are related to the preparation of our corporate tax returns.
     Our Audit Committee approved the Audit Fees for fiscal years ending June 30, 2008 and 2007. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement review. Prior to the formation of our audit committee the full Board of Directors pre-approved all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm the period March 3, 2005, inception, to July 31, 2005 and for the interim periods through January 31, 2006.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHARTWELL INTERNATIONAL, INC.

Dated: September 17, 2008	/s/ Imre Eszenyi

By: Imre Eszenyi
Its: Acting President (Principal Executive Officer) and Chairman of the Board

Dated: September 17, 2008	/s/ Paul Biberkraut

By: Paul Biberkraut
Its: Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)
     Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Imre Eszenyi Imre Eszenyi	Director	September 17, 2008

/s/ David C. Adams David C. Adams	Director	September 17, 2008

/s/ Charles Srebnik Charles Srebnik	Director	September 17, 2008

Chartwell International, Inc.
Index to Financial Statements
June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Chartwell International, Inc. and Subsidiaries
(a development stage company)
Morristown, New Jersey
We have audited the accompanying consolidated balance sheet of Chartwell International, Inc. and Subsidiaries (a development stage Company) as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007. We have also audited the consolidated statements of operations, stockholders’ equity and cash flows for the period from inception (March 3, 2005) to June 30, 2008, except that we did not audit these financial statements for the period from inception (March 3, 2005) through July 31, 2005. Those statements were audited by other auditors whose report dated December 14, 2005 expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (March 3, 2005) to July 31, 2005, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. and Subsidiaries (a development stage Company) as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and for the period from inception (March 3, 2005) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the Company has suffered recurring losses from operations, currently has limited operations and has a significant working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pittsburgh, Pennsylvania	/s/ Urish Popeck & Co., LLC

August 22, 2008	URISH POPECK & CO., LLC

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(in thousands)

	June 30,	June 30,
	2008	2007
Assets
Current assets
Cash and cash equivalents (Note 1)	$182	$704
Restricted cash( Note 2 and 6)	—	279
Accounts receivable, net of allowance for uncollectible accounts of $0 (2008) and $58 (2007) (Notes 1, 6 and 7)	19	507
Deposits (Note 3)	391	536
Prepaid expense and other	19	47

Total current assets	611	2,073

Long-term assets (Notes 1, 7)
Property and equipment, net (Note 4)	2,125	5,178
Land	1,192	1,681
Mineral rights	5,447	5,447
Capacity and loading rights (Note 5)	—	1,383
Investment, at cost	123	100
Other	9	121

Total long-term assets	8,896	13,910

Total assets	$9,507	$15,983

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$345	$1,403
Due to related parties	19	14
Notes payable (Note 7)	2,007	773

Total current liabilities	2,371	2,190

Long-term liabilities
Notes payable, net of current portion (Note 7)	4,264	6,078

Total long-term liabilities	4,264	6,078

Total liabilities	6,635	8,268

Commitments and Contingencies (Notes 3,6,7 and 10)
Stockholders’ Equity (Note 9)
Preferred stock, $0.001 par value, 25,000 shares authorized Series A Preferred shares, $0.001 par value, 20 shares designated and 1.95 issued and outstanding	2,000	2,000
Common shares, $0.001 par value, 100,000 shares authorized 14,051 and 14,041 issued and outstanding at June 30, 2008 and 2007, respectively	14	14
Additional paid in capital	14,182	13,972
Accumulated deficit	(13,324)	(8,271)

Total stockholders’ equity	2,872	7,715

Total liabilities and stockholders’ equity	$9,507	$15,983

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(in thousands, except per share data)

			Cumulative
	For the	For the	from March 3,
	year ended	year ended	2005, Inception
	June 30,	June 30,	to June 30,
	2008	2007	2008
Revenue	$2,543	$7,306	$9,900
Cost of revenue	2,397	6,824	9,221

Gross profit	146	482	679
General and administrative expenses	4,596	4,062	11,869
(Loss) gain on sale of property and equipment	458	(134)	324
(Loss) gain on sale of capacity and loading rights	(147)	—	(147)

Loss from operations	(4,761)	(3,446)	(11,367)

Other income (expense) Interest, net (Notes 6 and 7)	(471)	(554)	(1,153)
Gains on notes settlements	179	—	254
Finance placement fees	—	—	(1,058)

Total other income (expense)	(292)	(554)	(1,957)

Loss before income tax provision	(5,053)	(4,000)	(13,324)
Income tax provision	—	—	—

Net loss	$(5,053)	$(4,000)	$(13,324)

Net loss per common share, basic and diluted	$(0.36)	$(0.29)	$(1.01)

Weighted average number of common shares outstanding, basic and diluted	14,046	13,986	13,190

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Preferrred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Stockholders’
	Shares	$	Shares	$	Capital	Deficit	Equity
Balance, March 3, 2005	—	$—	2,416	$2	$(202)	$—	$(200)
Common stock issued for cash	—	—	8,978	9	9,782		9,791
Common stock issued for services	—	—	294	1	440		441
Net loss from March 3, 2005, Inception to July 31, 2005						(973)	(973)

Balance, July 31, 2005	—	—	11,688	12	10,020	(973)	9,059
Common stock issued for cash	—	—	464	—	850		850
Common stock issued in partial payment of notes receivable	—	—	300	—	325		325
Common stock issued in partial payment of acquisition	—	—	1,202	1	1,802		1,803
Common stock issued for services	—	—	542	1	812		813
Fair value of stock options granted					32		32
Common stock redeemed for cash	—	—	(300)	—	(275)		(275)
Net loss for the eleven months end June 30, 2006						(3,298)	(3,298)

Balance, June 30, 2006	—	—	13,896	14	13,566	(4,271)	9,309
Common stock issued for cash	—	—	120	—	283		283
Series A Preferred stock issued for cash and common stock redemption	2	2,000	(400)	—	(500)		1,500
Common stock issued for services	—	—	425	—	429		429
Fair value of stock options granted	—	—	—	—	194		194
Net loss for the year end June 30, 2007						(4,000)	(4,000)

Balance, June 30, 2007	2	2,000	14,041	14	13,972	(8,271)	7,715
Common stock issued for services	—	—	10	—	—		—
Fair value of stock options granted	—	—	—	—	210		210
Net loss for the year end June 30, 2008						(5,053)	(5,053)

Balance, June 30, 2008	2	$2,000	14,051	$14	$14,182	$(13,324)	$2,872

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(in thousands)

			Cumulative
	For the	For the	from March 3,
	year ended	year ended	2005, Inception
	June 30,	June 30,	to June 30,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(5,053)	$(4,000)	$(13,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	218	309	576
Impairment of asset value	2,255	—	2,255
Loss (gain)on sales of property and equipment	457	(134)	324
Gain on sale of capacity and loading rights	(147)	—	(147)
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	(179)	—	(219)
Fair value of stock options granted	209	194	435
Fair value of common stock issued for services	—	430	1,683
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	488	(482)	(17)
Deposits	145	(2)	(391)
Prepaid and other	28	(9)	(19)
Accounts payable and accrued liabilities	(758)	1,385	617
Due to related parties	5	(7)	19

Net cash used in operating activities	(2,332)	(2,316)	(8,243)

Cash flows from investing activities
Purchase of property and equipment	—	(831)	(3,794)
Purchase of capacity and loading rights	—	(1,509)	(1,509)
Proceeds on sales of property and equipment	390	229	619
Proceeds on sale of capacity and loading rights	1,455	—	1,455
Exercise of mining rights options	—	—	(102)
Deposits	6	(101)	(108)
Investment, at cost	(23)	(100)	(123)
Restricted cash	279	(279)	—
Cash paid in acquisitions	—	—	(4,597)
Cash received in acquisitions	—	—	82

Net cash provided by (used in) investing activities	2,107	(2,591)	(8,077)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	—	(275)
Borrowings under notes payable	—	1,375	5,375
Repayments under notes payable	(297)	(565)	(1,382)
Issuance of common stock	—	283	10,924
Issuance of preferred stock	—	1,500	1,500
Redemption of common stock	—	—	(275)

Net cash provided by (used in) financing activities	(297)	2,593	16,502

Net increase (decrease) in cash	(522)	(2,314)	182
Cash and cash equivalents, beginning of period	704	3,018	—

Cash and cash equivalents, end of period	$182	$704	$182

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(in thousands)

			Cumulative
	For the	For the	from March 3,
	year ended	year ended	2005, Inception
	June 30,	June 30,	to June 30,
	2008	2007	2008
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$238	$416	$1,198

Income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Notes payable assumed by purchaser on sale of equipment	$337	$—	$337
Deposits applied to accounts payable	$(105)	$—	$(105)
Preferred stock issued in exchange for redemption of common stock	$—	$(500)	$(500)
Common stock issued in partial payment of note receivable	$—	$(325)	$(325)
Software acquired under capital lease	$—	$(27)	$(27)
Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$(1,803)	$(1,803)
Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$(500)	$(500)
Interest accrued to notes payable	$(233)	$(173)	$(483)
(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Organization and Business
          Chartwell International, Inc. (the “Company,” “we,” “us,” “our”) is a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are providers of rail-based transportation and owners of land and mineral rights. Our primary revenue-generating business until January 24, 2008 was the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We currently provide limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We recently changed our focus and are no longer pursuing strategies related to waste by rail, waste disposal options and landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.
          Until early 2005 our principal activity consisted of the oversight of investments, principally in College Partnership, Inc. On January 31, 2005, we transferred all assets and liabilities to our then wholly owned subsidiary, Kingsley Capital, Inc. and subsequently transferred all of our Kingsley stock to our then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, in two separate but concurrent transactions, we issued 25,838,433 pre-split shares of our common stock to one of our directors in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley Capital, and we issued an additional 19,161,567 pre-split shares of our common stock to the same director in a private transaction for $250,000.
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
          On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. (“Cranberry Creek”), a New Jersey corporation including its wholly owned subsidiary, Middletown & New Jersey Railway Company, Inc. that owns and operates a regional short-line railroad in Middletown, New York (“MNJ”). MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we made some limited capital improvements. We are considering operational infrastructure alternatives to both increase the volume of activity on the railroad including partnering with other railroads to manage and operate MNJ on our behalf.
          On May 12, 2006, in an effort to further simplify our corporate structure, we assigned all the assets and liabilities of Cranberry Creek to MNJ. We surrendered the corporate charter of Cranberry Creek on November 15, 2006.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
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
     On August 29, 2006, our wholly-owned subsidiaries, Hudson and Hudson Logistics Loading, Inc. (“HLL”) completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). We acquired these agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. We began transload activities on this site on September 11, 2006. On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008.
     As a result of the asset sale we no longer have rail-based solid waste transportation operations. We recently decided to discontinue pursuing any strategy related to waste by rail, waste management and landfill operations.
     Our executive and administrative offices are based in Middletown, New York.
     Principles of Consolidation and Basis of Presentation
     The consolidated financial statements as at June 30, 2008 and 2007, and, for the years ended June 30, 2008 and 2007 include the accounts of Chartwell International, Inc. and its wholly-owned subsidiaries, Belville, Hudson, HLL, MNJ, Greater Ohio Resources, Inc. (“GOR”) and Greater Hudson Resources, Inc. (“GHR”).
     For purposes of the consolidated financial statements during the year ended June 30, 2008 and 2007, and, at June 30, 2008 and 2007, all significant inter-company transactions have been eliminated in consolidation.
     Reclassifications
     Certain amounts may have been reclassified in the 2007 financial statements to conform to the basis of presentation used in 2008 consolidated financial statements.
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

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Property and Equipment
     Property and equipment are stated at cost and are depreciated or amortized (as applicable) using the straight-line method over the estimated useful lives of the related assets, ranging from three to thirty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.
     Mineral Mining Rights
     A significant portion of the Company’s coal and other mineral reserves are controlled through mining rights. Amounts paid to acquire such reserves are capitalized and will be depleted over the life of those reserves that are proven and probable. Depletion of mineral mining rights will be computed using the units-of-production method, and the rights are assumed to have no residual value. The rights are long-term in nature (original terms begin at 10 years) and most of the rights contain provisions for renewals and extensions. As of June 30, 2008, no mining operations have commenced, no depletion expense has been recorded and the net book value of the mineral mining rights was $5,447,000.
     Impairment of Long-Term Assets
     In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007 and March 31, 2008, our management identified certain railroad equipment assets, and, land and related infrastructure associated with our MNJ subsidiary that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired and we recorded write-downs totaling $2,255,000 based on our estimates of their market value. These write-downs are included in general and administrative expenses on the Consolidated Statement of Operations.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are not limited to the valuation of stock-based compensation, the value of long-term assets, contingency reserves and depreciation.
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

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Income Taxes
     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. “Accounting for Income Taxes,” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is less likely to be realized.
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
     Earnings (Loss) Per Share
     Basic “Earnings Per share (“EPS”)”, is computed as net income (loss) applicable to shares of common stock divided by the weighted average number of shares of common stock outstanding for the period. Net income (loss) applicable to shares of common stock is calculated as net income (loss) less dividends. No dividends were paid. Diluted EPS reflects the potential that could occur from shares of common stock issuable through stock options, warrants and other convertible securities. The total potential shares of common stock that have not been included in the calculation of diluted net loss per common share totaled 1,564,000 and 1,862,000 at June 30, 2008 and 2007, respectively, as the effects of such are anti-dilutive for those years.
     Segment Reporting
     The Company had adopted SFAS no. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company is primarily in the development stage and currently operates and manages its operations in one segment, rail-based transportation.
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

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Customer and Vendor Concentrations
     As of June 30, 2008, we had one customer that represented 100% of our accounts receivable as of such date. During the year ended June 30, 2007, we had two customers that represented 31% of our net revenue; and as of June 30, 2007, we had one customer that represented 12% of our accounts receivable as of such date.
     During the year ended June 30, 2008 , we have three vendors that represented 87% of our cost of revenues. During the year ended June 30, 2007, we had two vendors that represented 47% of our cost of revenues; and as of June 30, 2007, we had three vendors that represented 67% of our accounts payable as of such date.
     Fair Value of Financial Instruments
          Statement of Financial Accounting Standards No. 7, “Disclosures about Fair Value of Financial Instruments, “requires the disclosure of the fair value, if reasonably obtainable, of the Company’s financial instruments. The Company’s financial instruments consist of its cash, accounts receivable, deposits, accounts payable and accrued liabilities; and notes payable. Management has determined that the fair value of the Company’s financial instruments approximate their carrying values at June 30, 2008 and 2007, based upon their short-term nature.
     Recently Issued Accounting Pronouncements
          We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (FIN 48) on July 1, 2007. As a result of the implementation of FIN 48, we recognized no liability for unrecognized income tax benefits at June 30, 2008.
          In May 2007, the FASB issued FSB FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Under FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. FSP FIN 48-1 did not have a material impact on our financial position or results of operations.
          Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At June 30, 2008, we had no accrued interest related to uncertain tax positions and no accrued penalties.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to se fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). We are currently assessing the impact of SFAS 159, which we will be required to adopt no later than the first quarter of our 2009 fiscal year.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 1 — Summary of Significant Accounting Policies (continued)
     Recently Issued Accounting Pronouncements (continued)
          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations – Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 121R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Copany is in the process of analyzing the effects SFAS 141R will have on its financial statements.
Note 2 — Restricted Cash
          On March 2, 2007, Mariner’s Bank issued a $275,000 letter of credit to a vendor of our Hudson subsidiary. The letter of credit was secured by our $275,000 short-term certificate of deposit plus any accrued interest earned held at Mariner’s Bank. The certificate of deposit was renewed quarterly as long as the letter of credit was in place. In October 2007 we terminated the letter of credit and redeemed the certificate of deposit. At June 30, 2008 there was no restricted cash.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 3 — Deposit on Railcar Purchase
          Effective July 11, 2005, the Company entered into a Purchase and Sale Agreement with Railway and Industrial Services, Inc. for the purchase of 95 retrofitted railcars for a purchase price of $4,085,000. The agreement called for the Company to pay an initial deposit of $1,425,000 and an additional $28,000 per railcar that is accepted and delivered, as defined. The parties also entered into a Purchase Money Security Agreement effective July 11, 2005 granting the Company a security interest in the 95 railcars until such railcars are accepted and delivered. The total deposit will be allocated and correspondingly reduced at the rate of $15,000 per railcar delivered. On April 2, 2008, 8 of the railcars that had not been retrofitted were sold to a third party and the proceeds of sale of $134,000 were applied against the deposit. As of June 30, 2008, the Company has taken delivery of and fully paid for 60 railcars. The remaining deposit balance on the 27 railcars yet to be delivered of $391,000 is included as part of Deposits. Subsequent to the fiscal year ended June 30, 2008, on July 24, 2008 the deposit on the 27 remaining railcars was sold to a third party and the net proceeds of $391,000 were applied against the deposit bringing it to a nil balance.
Note 4 — Property and Equipment
     Property and equipment consist of the following:

	June 30,	June 30,
	2008	2007
	(in thousands)
Buildings	$138	$138
Railroad structures and improvements	532	1,348
Leasehold improvements	—	147
Office furniture & equipment	13	90
Computer hardware and software	58	91
Railway locomotives and cars	1,555	2,762
Railway equipment	—	312
Waste disposal equipment	—	517

	2,296	5,405
Accumulated depreciation and amortization	(171)	(227)

	$2,125	$5,178

     Depreciation and amortization expense for the year ending June 30, 2008 and 2007 were $143,000 and $183,000 respectively. Refer to Note 1 regarding asset impairments.
Note 5 — Capacity and Loading Rights
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
On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. The primary asset sold was the capacity and loading rights. This transaction closed on January 24, 2008. We were amortizing the capacity and loading rights over a ten-year period on a straight-line basis. We recorded $75,000 and $125,000 of amortization expense for the years ending June 30, 2008 and 2007, respectively.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 6 — Line of Credit
          On February 20, 2007 our Hudson subsidiary entered into a loan agreement with Mariner’s Bank whereby Mariner’s Bank granted Hudson a revolving operating line of credit with a limit of $250,000 and bearing interest at the prime lending rate plus 1.00 % per annum payable monthly. The line of credit was secured by the assets of Hudson and guaranteed by Chartwell and was renewable on an annual basis. The line of credit arrangement was terminated in October 2007.
Note 7 — Notes Payable
          On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 0% to 6.5% per annum secured by land owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,638,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on proposals for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. During the year ended June 30, 2007 we either paid off or renegotiated the repayment terms of the notes and have determined that the remaining face value fairly represents the present value of minimum future payments based on the borrowing rates that we recently received from new debt assumed. As of June 30, 2008 the outstanding balances including accrued interest were $1,018,000 of which $535,000 are due in one year or less. We suspended making payments against the remaining notes in February 2008 while we are in the process of restructuring certain of the terms with the note holders. We continue to accrue interest based on the existing interest rates.
          On February 15, 2006, we issued a $500,000 convertible promissory note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, was due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $3.165 per share at any time. The conversion rights have expired. With the written consent of the note holder, we did not pay off the note payable on its due date. To date, we have attempted and continue to negotiate with the note holder to extend and restructure the note payable beyond its original due date. We are in default of the note and the note holder has commenced legal action against us by filing a complaint in Orange County, New York on July 17, 2008. To date we have not been served with the complaint. We have continued to accrue interest on the note payable at the original note interest rate. At June 30, 2008, the balance of the note payable plus accrued interest was $515,000.
          On March 15, 2006, we issued a $1,000,000 convertible promissory note payable to an accredited private investor. The note bore interest at the rate of 6% per annum, was due on March 15, 2009, interest accrued until the note is repaid or converted, and the principal balance plus any accrued interest could be converted into shares of our common stock at a rate of $2.00 per share at any time. On June 10, 2008 we agreed to renegotiate the note whereby accrued interest and principal totaling $174,000 was forgiven, the note became secured by substantially all of our assets subject to the existing lien priorities of other secured lenders and the conversion feature was eliminated. The interest rate, interest accrual provision and due date remain unchanged. At June 30, 2008, the balance of the note payable plus accrued interest was $957,000.
          On April 30, 2006, we issued a $3,000,000 secured convertible promissory note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $2.30 per share at any time subject to a maximum of 5% of our outstanding common stock at the time of the conversion. In June 2008, we agreed to increase the collateral securing the note to include substantially all of our assets subject to the existing lien priorities of other secured lenders in exchange for delays in interest payments. We further agreed to make principal reductions as collateral was sold. In April 2008 we paid a principal repayment of $134,000. At June 30, 2008, the balance of the note payable plus accrued interest was $2,963,000. On July 24, 2008 we made interest and principals payments totaling $315,000.
          On September 14, 2006, we executed a secured note payable for $47,000 with Foley Equipment in connection with the purchase of equipment for our waste transload facility. The note bore no interest, was payable in 36 monthly principal installments of

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 7 — Notes Payable (continued)
$1,315, and was secured by the equipment purchased. On January 24, 2008 the note was assumed by a third party as part of the Hudson and HLL asset sale.
          On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bear interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $3.00 per share at any time. At June 30, 2008, the balance of the notes payable plus accrued interest was $283,000.
          On November 10, 2006, we executed a secured note payable for $37,000 with Arista Leasing LLC in connection with the purchase of equipment for our waste transload facility. The note bore interest at the rate of 8.68% per annum, was payable in 28 monthly installments of principal and interest of $1,485, and was secured by the equipment purchased. On January 24, 2008 the note was assumed by a third party as part of the Hudson and HLL asset sale.
          On November 10, 2006, we executed a secured note payable for $134,000 with FCC Equipment Leasing in connection with the purchase of equipment for our waste transload facility. The note bore interest at the rate of 8.96% per annum, was payable in 48 monthly installments of principal and interest of $3,334, and was secured by the equipment purchased. On January 24, 2008 a portion of the note was assumed by a third party as part of the Hudson and HLL asset sale and remaining equipment was returned to FCC Equipment Leasing and the balance of the note was repaid.
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
          On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the note is repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $2.50 per share at any time. At June 30, 2008, the balance of the note payable plus accrued interest was $534,000.
     The summary of notes payable follows:

	June 30, 2008	June 30, 2007
	(In thousands)
Total	$6,271	$6,851
Less current portion	(2,007)	(773)

Long-term	$4,264	$6,078

     Interest expense incurred during the year ended June 30, 2008 and 2007 totaled $ 483,000 and $583,000 respectively. Future minimum payments under notes payable are as follows:

Year Ending	Amount
June 30,	(In thousands)
2009	$2,007
2010	$—
2011	$—
2012	$3,780
2013 and beyond	$484

$6,271

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 8 — Income Taxes
          The Company has an estimated net operating loss carry forward for Federal income tax purposes at June 30, 2007 and 2008 of approximately $9,300,000 and $13,250,000, which will begin to expire in varying amounts in 2022 if not used. The resulting deferred tax asset of approximately $3,162,000 and $4,506,000 as of June 30, 2007 and 2008, respectively, has been offset by a 100% valuation allowance. The valuation allowance increased by approximately $1,344,000 for the year ended June 30, 2008 due to additional operating losses for the current year.
Note 9 — Equity
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
     Common Stock
     The Company has 100,000,000 authorized shares of common stock, par value $0.001, of which 14,051,361 and 14,041,361 shares were outstanding at June 30, 2008 and 2007 respectively.
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
     On December 31, 2007, we issued 10,000 shares of common stock to a consultant in exchange for services.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 9 — Equity (continued)
Preferred Stock Transactions
     On March 5, 2007 we issued 1,950 Series A Stock for a purchase price of $0.50 per share to a foreign accredited investor.   Additionally, the investor acquired the Redemption Right. The 1,950 shares of Series A Stock and the Redemption Right were acquired for an aggregate purchase price of $2,000,000 consisting of $1,500,000 in cash and 400,000 shares of our common stock sold at a value of $500,000.
Stock Options
     The Company’s 2006 Equity Incentive Plan (“2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of the Company’s outstanding shares of common stock and number common shares issuable from convertible securities or 1,421,731 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of the Company’s common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).
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
     During the year ended June 30, 2008 we did not grant any stock options.
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

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 9 — Equity (continued)
Stock Options (continued)
     The following table summarizes information about stock option transactions for the period shown:

	Year Ended
	June 30, 2008
		Weighted Average
All Options		Exercise Price
Outstanding at beginning of year	950,000	$2.60
Options granted	—	—
Options forfeited	100,000	2.70
Options expired	—	—
Options exercised	—	—
Outstanding at end of year	850,000	2.61
Exercisable at end of year	816,667	$2.61

	Year Ended
	June 30, 2008
		Weighted Average
Non-vested Options		Exercise Price
Non-vested at beginning of year	391,666	$2.66
Options granted	—	—
Options forfeited	50,000	2.70
Options expired	—	—
Options vested	308,333	2.64
Non-vested at end of year	33,333	$2.70

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 9 — Equity (continued)
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
The following table summarizes information about stock option transactions for the period shown:

	Year Ended
	June 30, 2007
		Weighted Average
All Options		Exercise Price
Outstanding at beginning of year	350,000	$2.83
Options granted	600,000	2.50
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of year	950,000	2.62
Exercisable at end of year	558,334	$2.60

	Year Ended
	June 30, 2007
		Weighted Average
Non-vested Options		Exercise Price
Non-vested at beginning of year	350,000	$2.83
Options granted	600,000	2.50
Options forfeited	—	—
Options expired	—	—
Options vested	558,334	2.60
Non-vested at end of year	391,666	$2.66
     The weighted average grant-date fair value of options granted during the year ended June 30, 2008 and 2007 were $0.00 and $0.29 per share respectively.
     The weighted average remaining contractual lives of the options outstanding and options exercisable at June 30, 2008 and 2007, were 3.4 and 3.4 years, and, 4.4 and 4.4 years respectively.
     We recorded $209,000 and $194,000 of compensation expense for employee stock options during the year ended June 30, 2008 and 2007 respectively. At June 30, 2008 and 2007 there was a total of $20,000 and $244,000 respectively of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost remaining at June 30, 2008 is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested during the year ended June 30, 2008 was approximately $157,000.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 9 — Equity (continued)
Stock Options (continued)
     The following table provides information for the stock options granted during the years ended June 30, 2007 and 2008:
2007

Weighted
		Average	Weighted
		Exercise	Average
	Number	Price	Fair Value
Options exercise price equal to stock price	—	$—	$—
Options exercise price exceeds the stock price	600,000	$2.50	$0.29
2008

Weighted
		Average	Weighted
		Exercise	Average
	Number	Price	Fair Value
Options exercise price equal to stock price	—	$—	$—
Options exercise price exceeds the stock price	—	$—	$—
     The following table provides additional information for stock options outstanding at June 30, 2007 and 2008:
2007

		Outstanding			Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range			Exercise	Contractual		Exercise
From	To	Number	Price	Life	Number	Price
$2.50	$2.50	600,000	$2.50	4.7	400,000	$2.50
$2.70	$2.70	200,000	$2.70	4.9	83,334	$2.70
$3.00	$3.00	150,000	$3.00	3.6	75,000	$3.00

		950,000			558,334

2008

		Outstanding			Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range			Exercise	Contractual		Exercise
From	To	Number	Price	Life	Number	Price
$2.50	$2.50	600,000	$2.50	3.7	600,000	$2.50
$2.70	$2.70	100,000	$2.70	2.9	66,666	$2.70
$3.00	$3.00	150,000	$3.00	2.6	150,000	$3.00

		850,000			816,667

     As of June 30, 2008 and 2007, we had reserved shares of common stock for the following purposes:

	June 30,	June 30,
	2008	2007
Options	850,000	950,000
Convertible preferred stock	800,000	800,000
Convertible notes payable	945,655	1,625,422

Total	2,595,655	3,375,422

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 10 — Commitments and Contingencies
Leases
     On September 13, 2007, we assigned the lease for office space in Morristown, New Jersey that until August 31, 2007 served as our executive offices. Although we assigned the lease to a third party we may still be held responsible for lease payments in the event the assignee defaults on its payments due to the landlord. The assigned lease expires on August 26, 2009 and has minimum monthly lease payments of $4,647. Future minimum rental payments required under the above leases as of June 30, 2008 are as follows:

Years ending June 30
2009	$56,000
2010	9,000

$65,000

     Rent expense for all leases for the periods ended June 30, 2008 and 2007 was $65,000 and $96,000 respectively.
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
     On July 17, 2008, Lucy Rasmussen filed a lawsuit against the Company for non-payment of a $500,000 note payable that was due on February 15, 2008. The Company had been and will continue to attempt to negotiate a reasonable settlement, including an extension to this note. To date, the Company has not yet been served with the complaint. This note plus accrued interest is included in current liabilities in the accompanying Consolidated Balance Sheet.
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
Note 11 — Related Party Transactions
     On March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of January 1, 2008, we extended the agreement on a month-to-month basis. Subsequent to our fiscal year end, on August 11, 2008, we renewed the agreement for two years retroactive to January 1, 2008. In addition, we reported $0 and $10,000 due to Orchestra for consulting and financing placement fees at June 30, 2008 and 2007, respectively
     We paid $92,000 and $145,000 in cash for legal services to law firms, during the year ended June 30, 2008 and 2007, respectively, of which a director of ours was a shareholder. In addition, we reported $19,000 and $4,000 due to a law firm of which a director of ours is a shareholder for legal services at June 30, 2008 and 2007, respectively.
     We also reimburse officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with our expense reimbursement policy.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
Note 12 — Subsequent Events
     Subsequent to our fiscal year end, on August 11, 2008 we issued 525,000 shares of common stock to an officer and two directors in exchange for services valued at $0.13 per share or $68,250, and we issued 1,661,539 common shares to Orchestra for services valued $0.13 per share or $216,000. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

INDEX TO EXHIBITS

Exhibit Number	Name
3.1(1)	Amended and Restated Articles of Incorporation

3.2(1)	Amended and Restated By-laws

4.1(16)	Certificate of Designation of Series A Preferred Stock

10.2(2)	Purchase and Sale Agreement with Railway & Industrial Services, Inc.

10.3(3)	Securities Purchase Agreement

10.4(4)	Letter of Understanding with Rail Waste Holdings, LLC

10.5(5)	Share Purchase Agreement

10.6(6)	Agreement and Plan of Merger with E-Rail Logistics, Inc.

10.7(7)	Settlement Agreement with Minerva Enterprises, Inc. et al.

10.8(8)	Contract of Sale of Stock with the Estate of Pierre T. Rasmussen for Acquisition of Cranberry Creek Railroad, Inc.

10.9(9)	Asset Purchase Agreement with the Estate of Emily Lucy C. Burch.

10.10(10)	Settlement Agreement with Starbank Group LLC et al.

10.11(10)	Settlement Agreement with RWH and Christopher Davino.

10.12(10)	Management Advisory Agreement with Orchestra Finance LLP.

10.13(11)	Note Purchase Agreement with Chris Gordon.

10.14(12)	Note Purchase Agreement with Faisal A. Alhegelan.

10.15(13)	Assignment, Assumption and Novation Agreement.

10.16(15)	Lease Agreement with TOA Reinsurance Company of America.

10.17(15)	Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.18(15)	Amendment to Redemption and Stock Purchase Agreement between Thomas J. Belville, Robert E. Belville, E-Rail Logistics, Inc. and Belville Mining Company.

10.19(17)	Consulting Agreement with Entitlement Solutions, Inc.

10.20(18)	Purchase Agreement with Perry New Jersey I, LLC

10.21(19)	Settlement Agreement with Hudson Logistics, Inc., Hudson Logistics Loading, Inc., Imre Eszenyi, Raymond Kalafsky, Northern & Bergen Railroad, LLC, and New York & Greenwood Lake Railway

10.22	Termination and Release Agreement with Railway & Industrial Services, Inc.

14.1(14)	Code of Ethics.

21	Middletown and New Jersey Railway Company, Inc., a New York corporation; Hudson Logistics, Inc., a Delaware corporation; Hudson Logistics Loading, Inc., a Delaware corporation; Greater Hudson Resources, Inc., a Delaware corporation; Belville Mining Company, Inc., an Ohio corporation; Greater Ohio Resources, Inc., an Ohio corporation.

Exhibit Number	Name
23.1	Consent of Urish Popeck & Co., LLC

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 8-K dated June 27, 2005.

(2)	Incorporated by reference to Form 8-K dated July 11, 2005.

(3)	Incorporated by reference to Form 8-K dated July 8, 2005.

(4)	Incorporated by reference to Form 8-K dated April 20, 2005.

(5)	Incorporated by reference to Form 8-K dated March 23, 2005.

(6)	Incorporated by reference to Form 8-K dated September 8, 2005.

(7)	Incorporated by reference to Form 8-K dated November 16, 2005.

(8)	Incorporated by reference to Form 8-K dated December 30, 2005.

(9)	Incorporated by reference to Form 8-K dated December 30, 2005.

(10)	Incorporated by reference to Form 8-K dated March 15, 2006.

(11)	Incorporated by reference to Form 8-K dated March 15, 2006.

(12)	Incorporated by reference to Form 8-K dated April 26, 2006.

(13)	Incorporated by reference to Form 8-K dated August 24, 2006.

(14)	Incorporated by reference to Form 8-K dated November 21, 2006.

(15)	Incorporated by reference to Form 10-KSB dated September 27, 2006.

(16)	Incorporated by reference to Form 8-K dated March 8, 2007.

(17)	Incorporated by reference to Form 8-K dated March 26, 2007.

(18)	Incorporated by reference to Form 8-K dated December 27, 2007.

(19)	Incorporated by reference to Form 8-K dated January 30, 2008.