Form 10-Q
period 2008-09-30
Chartwell International, Inc.
filed 2008-11-13
CIK 1329184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File No. 000-51342

CHARTWELL INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-3979080

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

140 East Main Street
Middletown, New York 10940
(Address of Principal Executive Offices)

(949) 335-5319
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

As of November 13, 2008 the Registrant had 16,237,900 outstanding shares of common stock, $0.001 par value per share.

CHARTWELL INTERNATIONAL, INC.
FORM 10-Q
SEPTEMBER 30, 2008
INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at September 30, 2008 (Unaudited) and June 30, 2008	3

Consolidated Statements of Stockholders’ Equity at September 30, 2008 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2008 and 2007, and, from inception on March 3, 2005 to September 30, 2008	5

Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2008 and 2007, and, from inception on March 3, 2005 to September 30, 2008	6

Notes to Interim Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Part II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Exhibit Index	27

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Chartwell International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In thousands)
	September 30,	June 30,
	2008	2008
	(Unaudited)
Assets

Current Assets
Cash	$91	$182
Accounts receivable	11	19
Deposits	—	391
Prepaid expense and other	38	19
Total current assets	140	611

Long-term Assets
Property and equipment, net	2,117	2,125
Land	1,192	1,192
Mineral rights	5,447	5,447
Investment, at cost	123	123
Other	9	9
Total long-term assets	8,888	8,896

Total Assets	$9,028	$9,507

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$303	$345
Due to related parties	45	19
Notes payable	2,039	2,007
Total current liabilities	2,387	2,371

Long-term Liabilities
Notes payable, net of current portion	4,025	4,264
Total long-term liabilities	4,025	4,264

Total Liabilities	6,412	6,635

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized. Series A Preferred shares, $0.001 par value, 20 shares designated and 2 issued and outstanding	2,000	2,000
Common shares, $0.001 par value, 100,000 shares authorized 16,238 and 14,051 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	16	14
Additional paid in capital	14,481	14,182
Accumulated deficit	(13,881)	(13,324)

Total stockholders’ equity	2,616	2,872

Total Liabilities and Stockholder’s Equity	$9,028	$9,507

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands)
(Unaudited)

	Preferred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	$	Shares	$	Capital	Deficit	Equity

Balance, June 30, 2008	2	$2,000	14,051	$14	$14,182	$(13,324)	$2,872

Fair value of stock options granted					6		6
Common stock issued for services			2,187	2	289		291
Swing sale profit on common stock					4		4
Net loss for the Period ended September 30, 2008						(557)	(557)

Balance, September 30, 2008	2	$2,000	16,238	$16	$14,481	$(13,881)	$2,616
(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)
	For the three months ended September 30, 2008	For the three months ended September 30, 2007	from March 3, 2005, Inception to September 30, 2008
Revenues	$58	$2,221	$9,958
Cost of revenues	—	2,289	9,221

Gross profit (loss)	58	(68)	737

General and administrative expenses	286	914	12,155
Loss (gain) on sale of property and equipment	—	93	324
Loss (gain) on sale of capacity and loading rights	—	—	(147)

Loss from operations	(228)	(1,075)	(11,595)

Other income (expense)
Interest, net	(114)	(120)	(1,266)
Gains on notes settlements	—	—	254
Finance placement fees	(215)	—	(1,275)

Total other income (expense)	(329)	(120)	(2,287)

Loss before income tax provision	(557)	(1,195)	(13,882)

Income tax provision	—	—	—

Net loss	$(557)	$(1,195)	$(13,882)

Net loss per common share,
basic and diluted	$(0.04)	$(0.09)	$(1.04)

Weighted average number of common shares outstanding,
basic and diluted	15,267	14,041	13,336

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)
	For the three months ended September 30, 2008	For the three months ended September 30, 2007	Cumulative from March 3, 2005, Inception to September 30, 2008
Cash flows from operating activities
Net loss	$(557)	$(1,195)	$(13,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8	92	584
Impairment of asset value	—	—	2,255
Loss on sale of property and equipment	—	93	324
Gain on sale of capacity and loading rights	—	—	(147)
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	—	—	(219)
Stock compensation	6	78	441
Fair value of common stock issued for services	291	—	1,974
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	8	(142)	(9)
Deposits	391	8	—
Prepaid and other	(19)	(18)	(37)
Accounts payable and accrued liabilities	69	569	687
Due to related parties	26	—	45
Net cash provided by (used in) operating activities	223	(515)	(8,019)

Cash flows from investing activities
Purchase of property and equipment	—	—	(3,794)
Purchase of capacity and loading rights	—	—	(1,509)
Proceeds on sale of property and equipment	—	119	619
Proceeds on sale of capacity and loading rights	—	—	1,455
Exercise of mining rights options	—	—	(102)
Deposits	—	5	(109)
Investment in affiliate	—	—	(123)
Restricted cash	—	(4)	—
Cash paid in acquisitions	—	—	(4,597)
Cash received in acquisitions	—	—	82
Net cash provided by (used in) investing activities	—	120	(8,078)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	—	(275)
Borrowings under notes payable	—	—	5,375
Repayments under notes payable	(318)	(56)	(1,700)
Issuance of common stock	—	—	10,924
Short swing sale profit on common stock	4	—	4
Issuance of preferred stock	—	—	1,500
Redemption of common stock	—	—	(275)
Net cash provided by (used in) financing activities	(314)	(56)	16,188
See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (continued)
(In thousands)
(Unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	Cumulative from March 3, 2005, Inception to September 30, 2008
Net increase (decrease) in cash	(91)	(451)	91

Cash and cash equivalents, beginning of period	182	704	—
Cash and cash equivalents, end of period	$91	$253	$91

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$100	$94	$1,298
Income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Notes payable assumed by purchaser on sale of equipment	$—	$—	$337
Deposits applied to accounts payable	$—	$—	$(105)
Preferred stock issued in exchange for redemption Of common stock	$—	$—	$(500)
Common stock issued in partial payment of note receivable	$—	$—	$(325)
Software acquired under capital lease	$—	$—	$(27)
Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$—	$(1,803)
Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)
Interest accrued to notes payable	$(14)	$(26)	$(483)

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies

Unaudited Interim Financial Information. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The balance sheet as of June 30, 2008 has been derived from the audited consolidated financial statements of Chartwell International, Inc. at that date. Unless stated otherwise, references in this Form 10-Q to “we,” “us,” or “our” refer to Chartwell International, Inc.

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2008 and the operating results from inception on March 3, 2005 through September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. Further, we have had limited operations in all reporting periods through September 30, 2008. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB filed on September 17, 2008.

Principles of Consolidation

The consolidated financial statements as of September 30, 2008 and for the three months ended September 30, 2008 include the accounts of Chartwell International, Inc., and the operations of our wholly-owned subsidiaries: Belville Mining Company, Inc. (“Belville”), Greater Ohio Resources, Inc. (“Greater Ohio”), Greater Hudson Resources, Inc. (“Greater Hudson”), Hudson Logistics, Inc. (“Hudson”), and Middletown and New Jersey Railway Company, Inc. (“MNJ”). The consolidated financial statements for the three months ended September 30, 2007 include the accounts of Chartwell International, Inc. and the operations of our wholly-owned subsidiaries Belville, Greater Ohio, Greater Hudson, Hudson, Hudson Logistics Loading, Inc. (“HLL) and MNJ. Inter-company accounts and transactions have been eliminated. The corporate charter of HLL was surrendered on May 30, 2008.

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

Revenue Recognition

We generate revenue from rail transportation and we generated revenue from solid waste transportation and disposal services until January 24, 2008. The timing of our revenue recognition for solid waste transportation and disposal services depended on the type of service that we provided to our customers. We recognized revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognized revenue for waste management services when we completed the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility were generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services were generally 15 to 30 days. We generate limited revenue from rail transportation and we recognize revenue on the completion of transportation across our short line railroad. Our credit terms are generally 15 to 30 days. We maintained reserves for potential credit losses on solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We do not maintain a reserve for rail transportation revenue as we have one customer and we have not incurred any losses since we began generating revenue in February 2006.

Impairment of Long-Term Assets

In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007 and March 31, 2008, our management identified certain railroad equipment assets, and, land and related infrastructure associated with our MNJ subsidiary that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired in comparison to prices for similar assets and we recorded write-downs totaling $2,255,000 based on our estimates of their market value. These write-downs were included in general and administrative expenses on the Consolidated Statement of Operations.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

Stock Based Compensation

On February 8, 2006 our shareholders approved a stock based compensation plan (the “2006 Plan”) for the benefit of our employees, directors and other eligible parties. The 2006 Plan permits the granting of restricted stock and options of up to 9% of our outstanding common stock including common stock that is convertible from other securities. Effective with our fiscal year that began on August 1, 2005, we adopted the accounting and disclosure provisions of SFAS No. 123(R), “Share-Based Payments”.

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

Recently Issued Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109 (FIN 48) on July 1, 2007. As a result of the implementation of FIN 48, we recognized no liability for unrecognized income tax benefits at June 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below).

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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 121R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on its financial statements.

Note 2. Description of Business

We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are providers of rail-based transportation. Our primary focus until January 24, 2008 was on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. Subsequent to January 24, 2008 we are providing limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.

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

Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to September 30, 2008 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.

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

Founded in 1947, MNJ, headquartered in Middletown, New York has historically been an integral part of the growth of Orange County, New York. MNJ and its predecessors transported milk, milk products, livestock, feed and coal. As recently as the mid 1980s, MNJ serviced a chemical and a fertilizer plant on its short-line. The business is currently serving Genpak, a national plastic packaging company.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)

Note 2. Description of Business (continued)

On August 29, 2006, our wholly-owned subsidiaries, Hudson and HLL completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). One agreement is a Facility Capacity Agreement, which grants Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement is a Railroad Car Loading Agreement, which grants HLL the exclusive right to perform loading of bulk materials primarily consisting of construction and demolition debris to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,475,000 and agreed to either payoff or assume certain equipment loans and leases.We acquired the Facility Capacity Agreement and Railroad Car Loading agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. Our initial plans for this location are to operate as a transload facility to attract truckers hauling construction and demolition debris to our site, where we will load the debris onto railway cars and ship the debris to landfill sites in Ohio owned and operated by third party providers. We began transload activities on this site on September 11, 2006.

On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008. As a result of the asset sale we are no longer have rail-based solid waste transportations operations. We have assigned remaining assets and liabilities of HLI and HLL to Chartwell International, Inc. and surrendered the corporate charters of HLL and HLI on May 30, 2008 and September 19, 2008, respectively.

Our executive offices are based in Middletown, New York.

Note 3. Notes Payable

On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 0% to 6.5% per annum secured by land owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,638,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on proposals for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. During the year ended June 30, 2007 we either paid off or renegotiated the repayment terms of the notes and have determined that the remaining face value fairly represents the present value of minimum future payments based on the borrowing rates that we recently received from new debt assumed. We suspended making payments against the remaining notes in February 2008 while we are in the process of restructuring certain of the terms with the note holders. We continue to accrue interest based on the existing interest rates. As of September 30, 2008 the outstanding balances including accrued interest were $1,023,000 of which $543,000 are due in one year or less.

On February 15, 2006, we issued a $500,000 convertible promissory note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, was due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $3.165 per share at any time. The conversion rights have expired. With the written consent of the note holder, we did not pay off the note payable on its due date. To date, we have attempted and continue to negotiate with the note holder to extend and restructure the note payable beyond its original due date. However, we are in default of the note and the note holder filed a lawsuit against us in Orange County, New York on July 17, 2008. We have continued to accrue interest on the note payable at the original note interest rate. At September 30, 2008, the balance of the note payable plus accrued interest was $525,000.

On March 15, 2006, we issued a $1,000,000 convertible promissory note payable to an accredited private investor. The note bore interest at the rate of 6% per annum, was due on March 15, 2009, interest accrued until the note is repaid or converted, and the principal balance plus any accrued interest could be converted into shares of our common stock at a rate of $2.00 per share at any time. On June 10, 2008 we agreed to renegotiate the note whereby accrued interest and principal totaling $174,000 was forgiven, the note became secured by substantially all of our assets subject to the existing lien priorities of other secured lenders and the conversion feature was eliminated. The interest rate, interest accrual provision and due date remain unchanged. At September 30, 2008, the balance of the note payable plus accrued interest was $971,000.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)

Note 3. Notes Payable (continued)

On April 30, 2006, we issued a $3,000,000 secured convertible promissory note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $2.30 per share at any time subject to a maximum of 5% of our outstanding common stock at the time of the conversion. In June 2008, we agreed to increase the collateral securing the note to include substantially all of our assets subject to the existing lien priorities of other secured lenders in exchange for delays in interest payments. We further agreed to make principal reductions as collateral was sold. In April 2008 we paid a principal repayment of $134,000. On July 24, 2008 we made interest and principals payments totaling $315,000. At September 30, 2008, the balance of the note payable plus accrued interest was $2,717,000.

On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bears interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $3.00 per share at any time. At September 30, 2008, the balance of the notes payable plus accrued interest was $287,000.

On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at the rate of $2.50 per share at any time. At September 30, 2008, the balance of the notes payable plus accrued interest was $541,000.

Note 4. Equity

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

On August 11, 2008 we issued 575,000 shares of common stock to an officer and two directors in exchange for services valued at $0.13 per share or $74,750, and we issued 1,661,539 common shares to Orchestra for services valued $0.13 per share or $215,000. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

On September 2 and 3, 2008, our principal shareholder, Orchestra, involuntary sold 59,000 common shares as result of a broker margin call. On September 23, 2008, Orchestra remitted $4,000 to us which represented the profit on the short swing sale or our common stock.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)

Note 4. Equity (continued)

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

Stock Options

Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 1,633,389 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant or the most recent direct issuance of our common stock for cash closest to the date of the option grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience as well as estimates of future terminations where historical information is limited. The Black-Scholes option-pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on our dividend history. The stock volatility factor is based on up to the past three years of market prices of our common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the requisite service period on a straight line basis.

During the three-month periods ended September 30, 2008 and 2007 we did not grant any stock options to our employees or directors.

The following table summarizes information about stock option transactions for the period shown:

All Options	Three-month period ended September 30, 2008
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	850,000	$2.61
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	850,000	$2.61
Exercisable at end of period	816,667	$2.61

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)

Note 4. Equity (continued)

Stock Options

Non-vested Options	Three-month period ended September 30, 2008
	Shares	Weighted Average Exercise Price
Non-vested at beginning of period	33,333	$2.70
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	—	—
Non-vested at end of period	33,333	$2.70

The weighted average remaining contractual lives of the options outstanding and options exercisable at September 30, 2008, were 3.2 years and 3.2 years respectively.

We recorded $6,000 of compensation expense for employee and non-employee stock options during the three-month period ending September 30, 2008. At September 30, 2008 there was a total of $14,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 0.6 years. The total fair value of shares vested during the three-month period ended September 30, 2008 was $0.

Note 5. Related Party Transactions

On March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of January 1, 2008, we extended the agreement on a month-to-month basis. On August 11, 2008, we renewed the agreement for two years retroactive to January 1, 2008. On August 11, 2008, we issued 1,661,539 common shares valued at $215,000 for finance placement fees to Orchestra related to services for equity, debt, acquisition and divestiture transactions. On September 23, 2008, Orchestra remitted $4,000 to us in connection with a short swing sale profit on the involuntary sale of 59,000 common shares.

On September 2 and 3, 2008, our principal shareholder, Orchestra, involuntary sold 59,000 common shares as result of a broker margin call. On September 23, 2008, Orchestra remitted $4,000 to us which represented the profit on the short swing sale or our common stock.

We paid $13,000 in cash for legal services to a law firm, during the three months ended September 30, 2008, at which a director of ours is a shareholder. As of September 30, 2008, we reported $45,000 due to this same firm for legal services.

We also reimbursed officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with our expense reimbursement policy.

Note 6. Contingencies and Commitments

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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)

Note 6. Contingencies and Commitments (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are a multi-industry holding company that is currently in the development stage. We, through our wholly-owned subsidiaries, are providers of rail-based transportation. Our primary focus until January 24, 2008 was on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. Subsequent to January 24, 2008 we are providing limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.

Background and Corporate History

Until early 2005 our principal activity consisted of the oversight of investments, principally in College Partnership, Inc. On January 31, 2005, we transferred all assets and liabilities to our then wholly-owned subsidiary, Kingsley Capital, Inc. (“Kingsley”), and subsequently transferred all of our Kingsley stock to our then existing shareholders as a dividend effective March 3, 2005 effecting a spin-off of Kingsley Capital. On March 23, 2005, in two separate but concurrent transactions, we sold 25,838,433 pre-split shares of our common stock to one of our Directors in a private transaction for $200,000, which proceeds were used to pay off the promissory note issued previously to Kingsley Capital, and our controlling affiliates sold an additional 19,161,567 pre-split shares of our common stock to one of our Directors in a private transaction for $250,000.

Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to September 30, 2008 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.

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

On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008. As a result of the asset sale we no longer have rail-based solid waste transportations operations. We have assigned remaining assets and liabilities of HLI and HLL to Chartwell International, Inc. and surrendered the corporate charters of HLL and HLI on May 30, 2008 and September 19, 2008, respectively.

We have been exploring and continue to explore a variety of opportunities to increase our cash position through selling strategic assets. On September 26, 2008, we entered into a non-binding letter of intent to sell a controlling interest in our company to Universal Property Development and Acquisition Corporation (“UPDA”) through a series of transactions involving several asset transfers. UPDA provided a deposit of $25,000 on October 1, 2008 to be applied towards legal expenses incurred in completing the contemplated transactions. As of October 27, 2008, we were notified by UPDA that it decided not to proceed with the contemplated transactions given the challenging economic environment, significant declines in the global financial markets and continuing credit and liquidity crisis. While we have several other opportunities we are pursuing, this represented our best immediate opportunity to generate the necessary cash flow to meet our short term operational and debt obligations. We will consider all available and remaining options to best address our immediate needs, including less desirable options like the sale of certain assets at discounted values, bankruptcy proceedings or voluntary dissolution.

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

Revenue Recognition. We generate revenue from rail transportation and we generated revenue from solid waste transportation and disposal services until January 24, 2008. The timing of our revenue recognition for solid waste transportation and disposal services depended on the type of service that we provide to our customers. We recognized revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognized revenue for waste management services when we complete the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility were generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services were generally 15 to 30 days. We generate limited revenue from rail transportation and we recognize revenue on the completion of transportation across our short line railroad. Our credit terms are generally 15 to 30 days. We maintained reserves for potential credit losses on solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We don’t maintain a reserve for rail transportation revenue as we have one customer and we have not incurred any losses since we began generating revenue in February 2006.

Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 1,633,389 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience as well as estimates of future terminations where historical information is limited. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on our dividend history. The stock volatility factor is based on up to the past three years of market prices of our common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the requisite service life on a straight line basis.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and September 30, 2007

We reported a net loss for the three months ended September 30, 2008 of $557,000 or $0.04 per share on a basic and diluted basis as compared to a loss of $1,195,000 or $0.09 per share on a basic and diluted basis for the three months ended September 30, 2007.

Revenues

Revenues for the three months ended September 30, 2008 of $58,000 consisted primarily of rail transportation income from MNJ. We recorded revenue of $2,221,000, which consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $2,186,000 and rail transportation income from MNJ of $35,000 during the three-month period ended September 30, 2007. The decline in our revenue during the current period was the result of the sale of the assets and closure of our transload facility on January 24, 2008.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2008 was $0 or 0.0% of revenues as compared to $2,289,000 or 103.0% of revenues for the three months ended September 30, 2007. There is no cost of revenue associated with our rail transportation income. Our cost of revenues in prior periods where we had solid waste disposal operations consisted primarily of truck and rail transportation costs; landfill tipping fees and other waste disposal equipment operational costs. Our cost of revenues varied from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies.

Gross Profit (Loss)

We incurred a gross profit of $58,000 for the three months ended September 30, 2008 as compared to a gross loss of $68,000 for the three months ended September 30, 2007. Our gross profit as a percentage of revenue varied from period to period due to variations in factors discussed above in ‘Cost of Revenues’.

General and Administrative Expenses

General and administrative expenses decreased by $629,000 to $286,000 for the three-month period ended September 30, 2008 from $914,000 for the three-month period ended September 30, 2007. This decrease was primarily due to the sale of the assets and the closure of our transload facility on January 24, 2008. General and administrative expenses during the current period consisted primarily of the following:

•	salaries and employee expenses of $86,000

•	engineering and other consulting services of $4,000

•	rents, utilities, telephone and office related expenses of $10,000

•	professional fees of $56,000

•	investment and management consulting fees of $30,000

•	travel expenses of $9,000

•	depreciation and amortization expense of $8,000.

General and administrative expenses during the three-month period ended September 30, 2007 consisted primarily of the following:

•	salaries and employee expenses of $411,000

•	engineering and other consulting services of $85,000

•	rents, utilities, telephone and office related expenses of $63,000

•	professional fees of $97,000

•	investment and management consulting fees of $30,000

•	travel expenses of $26,000

•	depreciation and amortization expense of $92,000.

Other Income and Expenses

Other expenses increased by $210,000 to $330,000 for the three-month period ended September 30, 2008 from $120,000 for the three-month period ended September 30, 2007. Other expenses incurred during the current period consisted of net interest expense of $114,000 and financing fees of $215,000 for services provided in connection with equity, debt, acquisition and divestiture transactions. Other expenses for the three-month period ended September 30, 2007 included net interest expense of $120,000.

Income Tax Provision

We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.

Liquidity and Capital Resources

At September 30, 2008, we had working capital deficiency of $2,247,000. We recorded a loss for the three-month period ended September 30, 2008 of $557,000 and we have accumulated losses from inception on March 3, 2005 of $13,882,000. Given our September 30, 2008 cash balance of $91,000 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through December 31, 2009 and we will be required to raise capital through debt or equity financings or sell, dispose or liquidate certain of our assets to generate cash and reduce our short term debt obligations. There are no assurances that any of these financing alternatives will be available to us, or if available, on terms satisfactory to us. If we are unable to raise additional capital or generate necessary working capital from operations or through the sale of assets, we may have to explore a sale of our company or assets, or dissolution proceedings.

The following is a summary discussion of our cash flow:

Cash decreased by $91,000 for the three months ended September 30, 2008 from $182,000.

We reported cash flow provided by operations of $223,000 consisting primarily of a decrease in deposits of $391,000 and the fair value of common stock issued for services of $291,000, and partially offset by our loss of $557,000

There was no cash provided by or used in investing activities.

 Cash used in financing activities totaled $314,000 consisting primarily of principal payments on notes payable.

Our long-term debt includes approximately $2,039,000 of principal payments and $26,000 in accrued interest expenses that are due within the next year. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency and failure by us to renegotiate such existing debt obligations and commitments would have a negative impact on our business and financial condition, and may result in legal claims by our creditors. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets or force us into bankruptcy proceedings or involuntary receivership.

We intend to make infrastructure improvements to MNJ to facilitate the expansion of our rail transportation operations provided that we find a strategic partner or alliance that can assist us in this task. We have been approved for grants from the New York State Department of Transportation and we are currently requesting additional grants. The level of infrastructure spending is dependent on our success at receiving grants and there is no guarantee as to the level of approved grants that we may ultimately receive. Any such shortfall in projected revenues or limitations of grants may cause us to seek additional financing at an earlier date. There are no assurances that such financing will be available or be available on terms acceptable to us.

Off-Balance Sheet Transactions

There are no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the first quarter of fiscal 2009 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On July 17, 2008, Lucy Rasmussen filed a lawsuit against us in the Supreme Court of the State of New York, County of Orange Index No. 2008-07570, for non-payment of a $500,000 note payable that became due on February 15, 2008. We have been and will continue to attempt to negotiate a reasonable settlement, including an extension to this note. This note is included in Notes payable reported as a current liability on the accompanying balance sheet.

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

Item 1A. Risk Factors.

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

Defects in title or loss of any leasehold interests in our properties could limit our ability to mine these properties or result in significant unanticipated costs. Mining operations are planned on properties that we lease. A title defect or the loss of any lease could adversely affect our ability to mine the associated reserves. Because title to most of our leased properties and mineral rights is not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property, our right to mine some of our reserves may, in the future, be adversely affected if defects in title or boundaries exist. In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.

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

We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of September 30, 2008, we had indebtedness of $6,064,000 of which $2,039,000 is due in less than one year. We cannot be assured that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets or force us into bankruptcy proceedings or involuntary receivership.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Convertible Promissory Note in the principal amount of $500,000 to Estate of Pierre T. Rasmussen. The outstanding balance of the note was due on February 15, 2008. We did not make this final payment and on July 17, 2008, Lucy Rasmussen, the trustee, filed a lawsuit against us in the Supreme Court of the State of New York, County of Orange Index No. 2008-07570, for non-payment of the note. We are currently in negotiations to restructure the note. The outstanding unpaid principal balance and accrued interest as of September 30, 2008 is $525,000.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC. (Registrant)

Date: November 13, 2008	By:	/s/ Imre Eszenyi
Imre Eszenyi, Acting President and Chairman of the Board (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Paul Biberkraut
Paul Biberkraut, Chief Financial and Administrative Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002