Form 10-Q
period 2009-03-31
Chartwell International, Inc.
filed 2009-05-11
CIK 1329184

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 f
For the transition period from                      to

Commission File No. 000-51342

CHARTWELL INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-3979080
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7637 Leesburg Pike
Falls Church, Virginia 22043
 (Address of Principal Executive Offices)

(703) 635-7980
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

As of May 11, 2009 the Registrant had 9,494,013 outstanding shares of common stock, $0.001 par value per share.

CHARTWELL INTERNATIONAL, INC.
FORM 10-Q
MARCH 31, 2009
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Chartwell International, Inc.
 (A Development Stage Company)
Consolidated Balance Sheets
 (In thousands)
	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets

Current Assets
Cash	$78	$182
Accounts receivable	14	19
Deposits	—	391
Prepaid expense and other	32	19
Total current assets	124	611

Long-term Assets
Property and equipment, net	357	2,125
Land	1,030	1,192
Mineral rights	5,447	5,447
Investment, at cost	123	123
Other	9	9
Total long-term assets	6,966	8,896

Total Assets	$7,090	$9,507

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$312	$345
Due to related parties	70	19
Notes payable	2,105	2,007
Total current liabilities	2,487	2,371

Long-term Liabilities
Notes payable, net of current portion	3,061	4,264
Total long-term liabilities	3,061	4,264

Total Liabilities	5,548	6,635

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized. Series A Preferred shares, $0.001 par value, 20 shares designated and 2 issued and outstanding, at redemption value	2,000	2,000
Common shares, $0.001 par value, 100,000 shares authorized 18,988 and 14,051 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	19	14
Additional paid in capital	14,625	14,182
Accumulated deficit	(15,102)	(13,324)
Total stockholders’ equity	1,542	2,872
Total Liabilities and Stockholder’s Equity	$7,090	$9,507

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands)
(Unaudited)

	Preferred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	$	Shares	$	Capital	Deficit	Equity

Balance, June 30, 2008	2	$2,000	14,051	$14	$14,182	$(13,324)	$2,872

Fair value of stock options granted					15		15
Common stock issued for services			4,937	5	424		429
Swing sale profit on common stock					4		4
Net loss for the period ended March 31, 2009						(1,778)	(1,778)

Balance, March 31, 2009	2	$2,000	18,988	$19	$14,625	$(15,102)	$1,542

(See accompanying notes to unaudited interim consolidated financial statements)

Chartwell International, Inc.
 (A Development Stage Company)
Consolidated Statement of Operations
 (In thousands, except per share data)
 (Unaudited)

					Cumulative
	For the three	For the three	For the nine	For the nine	from March 3,
	months ended	months ended	months ended	months ended	2005, Inception
	March 31,	March 31,	March 31,	March 31,	to March
	2009	2008	2009	2008	31, 2009

Revenues	$38	$130	$132	$2,491	$10,032
Cost of revenues	-	(247)	-	2,489	9,221

Gross profit	38	377	132	2	811

General and administrative expenses	302	1,616	1,258	4,354	13,127
Loss (gain) on sale of property and
equipment	60	211	60	418	384
Gain on sale of capacity
and loading rights	-	(137)	-	(137)	(147)
Finance placement fees	61	-	277	-	1,336

Loss from operations	(385)	(1,313)	(1,463)	(4,633)	(13,,889)

Other income (expense)
Interest, net	(91)	(116)	(315)	(359)	(1,467)
Gains on notes settlements	-	-	-	-	254
Total other income (expense)	(91)	(116)	(315)	(359)	(1,213)

Loss before income tax provision	(476)	(1,429)	(1,778)	(4,992)	(15,102)

Income tax provision	-	-	-	-	-

Net loss	$(476)	$(1,429)	$(1,778)	$(4,992)	$(15,102)

Net loss per common share,
basic and diluted	$(0.03)	$(0.10)	$(0.11)	$(0.36)	$(1.09)

Weighted average number of
common shares outstanding,
basic and diluted	18,958	14,051	16,822	14,045	13,858

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
 (A Development Stage Company)
Consolidated Statement of Cash Flows
 (In thousands)
 (Unaudited)

			Cumulative
	For the nine	For the nine	from March 3,
	months ended	months ended	2005, Inception
	March 31,	March 31,	to March 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(1,778)	$(4,992)	$(15,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	21	199	597
Impairment of asset value	470	2,255	2,725
Loss (gain) on sale of property and equipment	60	418	384
Gain on sale of capacity and loading rights	—	(137)	(147)
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	—	—	(219)
Stock compensation	18	204	452
Fair value of common stock issued for services	425	—	2,109
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	5	491	(12)
Deposits	391	11	—
Prepaid expense and other	(13)	13	(31)
Accounts payable and accrued liabilities	280	(691)	897
Due to related parties	51	(1)	70
Net cash provided by (used in) operating activities	(69)	(2,231)	(8,312)

Cash flows from investing activities
Purchase of property and equipment	—	—	(3,794)
Purchase of capacity and loading rights	—	—	(1,509)
Proceeds on sale of property and equipment	1,380	391	1,999
Proceeds on sale of capacity and loading rights	—	1,445	1,455
Exercise of mining rights options	—	—	(102)
Deposits	—	6	(109)
Investment in affiliate	—	—	(123)
Restricted cash	—	279	—
Cash paid in acquisitions	—	—	(4,597)
Cash received in acquisitions	—	—	82
Net cash provided by (used in) investing activities	1,380	2,121	(6,698)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	—	(275)
Borrowings under notes payable	—	—	5,375
Repayments under notes payable	(1,419)	(163)	(2,800)
Issuance of common stock	—	—	10,924
Short swing sale profit on common stock	4	—	4
Issuance of preferred stock	—	—	1,500
Redemption of common stock	—	—	(275)
Net cash provided by (used in) financing activities	(1,415)	(163)	15,088

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
 (A Development Stage Company)
 Consolidated Statement of Cash Flows (continued)
 (In thousands)
 (Unaudited)

			Cumulative
	For the nine	For the nine	from March 3,
	months ended	months ended	2005, Inception
	March 31,	March 31,	to March 31,
	2008	2007	2008
Net increase (decrease) in cash	(104)	(273)	78

Cash and cash equivalents, beginning of period	182	704	—
Cash and cash equivalents, end of period	$78	$431	$78

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$99	$207	$1,297
Income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Notes payable assumed by purchaser on sale of equipment	$—	$337	$337
Deposits applied to accounts payable	$—	$(105)	$(105)
Preferred stock issued in exchange for redemption of common stock	$—	$—	$(500)
Common stock issued in partial payment of note receivable	$—	$—	$(325)
Software acquired under capital lease	$—	$—	$(27)
Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$—	$(1,803)
Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)
Interest accrued to notes payable	$(216)	$(89)	$(699)

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements
March 31, 2009
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

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2009 and the operating results from inception on March 3, 2005 through March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. Further, we have had limited operations in all reporting periods through March 31, 2009. For further information, refer to the financial statements included in our Annual Report on Form 10-KSB filed on September 17, 2008.

Principles of Consolidation

The consolidated financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009 include the accounts of Chartwell International, Inc., and the operations of our wholly-owned subsidiaries: Belville Mining Company, Inc. (“Belville”), Greater Ohio Resources, Inc. (“Greater Ohio”), Greater Hudson Resources, Inc. (“Greater Hudson”), Hudson Logistics, Inc. (“Hudson”), and Middletown and New Jersey Railway Company, Inc. (“MNJ”). The consolidated financial statements for the three months ended March 31, 2008 include the accounts of Chartwell International, Inc. and the operations of our wholly-owned subsidiaries Belville, Greater Ohio, Greater Hudson, Hudson, Hudson Logistics Loading, Inc. (“HLL) and MNJ. Inter-company accounts and transactions have been eliminated. The corporate charter of HLL was surrendered on May 30, 2008.

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

Revenue Recognition

We generated revenue from rail transportation until March 31, 2009 and we generated revenue from solid waste transportation and disposal services until January 24, 2008. The timing of our revenue recognition for solid waste transportation and disposal services depended on the type of service that we provided to our customers. We recognized revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognized revenue for waste management services when we completed the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility were generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services were generally 15 to 30 days. We generate limited revenue from rail transportation and we recognize revenue on the completion of transportation across our short line railroad. Our credit terms are generally 15 to 30 days. We maintained reserves for potential credit losses on solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We did not maintain a reserve for rail transportation revenue as we had one customer and we have not incurred any losses since we began generating revenue in February 2006.

Impairment of Long-Term Assets

In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007, March 31, 2008 and December 31, 2008, our management identified certain railroad equipment assets, and, land and related infrastructure associated with our MNJ subsidiary that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired in comparison to prices for similar assets

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
March 31, 2009
 (Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

Impairment of Long-Term Assets (continued)

and we recorded write-downs totaling $2,725,000 ($894,000 at December 31, 2007, $1,361,000 at March 31, 2008 and $470,000 at December 31, 2008) based on our estimates of their market value. These write-downs were included in general and administrative expenses on the Consolidated Statement of Operations.

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

Recently Issued Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (FIN 48) on July 1, 2007.  As a result of the implementation of FIN 48, we recognized no liability for unrecognized income tax benefits at June 30, 2008 and March 31, 2009.

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

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At June 30, 2008 and March 31, 2009, we had no accrued interest related to uncertain tax positions and no accrued penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings.  Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below).  Adoption of this standard did not have an impact on our financial statements at March 31, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Adoption of this standard did not have an impact on our financial statements at March 31, 2009.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
March 31, 2009
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

Note 2. Description of Business

We are a development stage holding company that was formed as a Nevada corporation in 1984. We, until March 31, 2009 and through our wholly-owned subsidiaries, were providers of rail-based transportation. Our primary focus until January 24, 2008 (see below) was on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. Subsequent to January 24, 2008 and until March 31, 2009 we were providing limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.

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

Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to March 31, 2009 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.

On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste transportation and disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville Mining Company, Inc. (“Belville”), based in Ohio, which has significant interests and rights to over 9,600 acres of land and minerals in South-Central Ohio, a portion of which land we intend to permit for solid waste landfill and other industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate at this time when operational use of the property will begin. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that it is functioning as one of our direct subsidiaries.

On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson Logistics, Inc. (“Hudson”). We surrendered the corporate charter of E-Rail on August 2, 2006.

On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. (“Cranberry Creek”), including its wholly-owned subsidiary, Middletown and New Jersey Railway Company, Inc. (“MNJ”), that owns and operates a regional short-line railroad in Middletown, New York. MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s current operations are limited and we had begun capital improvements and were considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
March 31, 2009
(Unaudited)

Note 2. Description of Business (continued)

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

On March 31, 2009 we and our wholly-owned subsidiary, MNJ, entered into a definitive Agreement for Sale and Purchase of Business Assets with Middletown & New Jersey Railroad, LLC, a Delaware limited liability company (“Buyer”).  Under the terms of the agreement, we agreed to sell substantially all of MNJ’s assets used in connection with operating our railroad freight transportation business serving central Orange County in Middletown, New York. The purchase price was $386,900 and the assumption by Buyer of certain liabilities.  The purchase price was deposited into an escrow account upon the closing of the transaction subject to the following release conditions: (a) $356,900 to be released to us upon our providing Buyer with a title report and title insurance, and (b) $30,000 to be released to us upon resolution of certain real property matters. Based on this transaction we no longer have any active operations in rail transportation. We in the process of selling off the remaining MNJ land holdings that were not connected with MNJ’s rail transportation business. We anticipate that substantially all of our MNJ land holdings will be sold within the next 6 to 12 months.

Our executive offices were based in Middletown, New York until March 31, 2009 and have been relocated to Falls Church, Virginia with an effective date of April 1, 2009.

Note 3. Notes Payable

On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 0% to 6.5% per annum secured by land owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,638,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on proposals for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. During the year ended June 30, 2007 we either paid off or renegotiated the repayment terms of the notes and have determined that the remaining face value fairly represents the present value of minimum future payments based on the borrowing rates that we recently received from new debt assumed. We suspended making payments against the remaining notes in February 2008 while we are in the process of restructuring certain of the terms with the note holders.  We continue to accrue interest based on the existing interest rates. As of March 31, 2009 the outstanding balances including accrued interest were $1,039,000 of which $559,000 are due in one year or less.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
March 31, 2009
 (Unaudited)

Note 3. Notes Payable (continued)

On February 15, 2006, we issued a $500,000 convertible promissory note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, was due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $3.165 per share at any time. The conversion rights have expired. With the written consent of the note holder, we did not pay off the note payable on its due date. To date, we have attempted and continue to negotiate with the note holder to extend and restructure the note payable beyond its original due date. However, we are in default of the note and the note holder filed a lawsuit against us in Orange County, New York on July 17, 2008.   We have continued to accrue interest on the note payable at the original note interest rate. At March 31, 2009, the balance of the note payable plus accrued interest was $545,000 and reported in current liabilities in the consolidated balance sheet.

On March 15, 2006, we issued a $1,000,000 convertible promissory note payable to an accredited private investor. The note bore interest at the rate of 6% per annum, was due on March 15, 2009, interest accrued until the note is repaid or converted, and the principal balance plus any accrued interest could be converted into shares of our common stock at a rate of $2.00 per share at any time. On June 10, 2008 we agreed to renegotiate the note whereby accrued interest and principal totaling  $174,000 was forgiven, the note became secured by substantially all of our assets subject to the existing lien priorities of other secured lenders and the conversion feature was eliminated. The interest rate, interest accrual provision and due date remain unchanged. On April 6, 2009, we agreed to extend the note until July 15, 2009 for an extension fee of $1,000 with other conditions remaining the same. At March 31, 2009, the balance of the note payable plus accrued interest was $1,001,000 and reported in current liabilities in the consolidated balance sheet.

On April 30, 2006, we issued a $3,000,000 secured convertible promissory note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $2.30 per share at any time subject to a maximum of 5% of our outstanding common stock at the time of the conversion. In June 2008, we agreed to increase the collateral securing the note to include substantially all of our assets subject to the existing lien priorities of other secured lenders in exchange for delays in interest payments. We further agreed to make principal reductions as collateral was sold.  In April 2008 we paid a principal repayment of $134,000. On July 24, 2008 we made interest and principals payments totaling $315,000.  On January 1, 2009, the investor agreed to extend past due and upcoming interest payments in exchange for 1,200,000 shares of our restricted common stock valued at $60,000. On January 31, 2009 we made a principal repayment of $1,100,000. At March 31, 2009, the balance of the note payable plus accrued interest was $1,731,000 and reported in the long-term liabilities in the consolidated balance sheet.

On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bear interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $3.00 per share at any time. At March 31, 2009, the balance of the notes payable plus accrued interest was $297,000 and reported in the long-term liabilities in the consolidated balance sheet.

On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at the rate of $2.50 per share at any time. At March 31, 2009, the balance of the notes payable plus accrued interest was $553,000 and reported in the long-term liabilities in the consolidated balance sheet.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
March 31, 2009
(Unaudited)

Note 4. Equity

Common Stock Transactions

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

On February 19, 2009 our shareholders approved a one-for-two reverse stock split of our common stock that became effective on April 8, 2009.

Preferred Stock Transactions

On March 2, 2007, we designated 20,000 shares of our authorized Preferred Stock as Series A Preferred Stock (“Series A Stock”). Each share of Series A Stock is convertible at the option of the holder at any time into shares of our common stock as is determined by dividing $1,025.65 per share by the conversion price, as adjusted for stock splits, subdivision and stock dividends. The initial conversion price is $2.50. Additionally, a holder of Series A Stock had the right to acquire a redemption right prior to March 5, 2007. If a holder of Series A Stock acquires such redemption right, the holder may require us to redeem its shares of Series A Stock at $1,000.00 per share on December 31, 2010 if we are not traded on a national exchange at such date. Our Series A Stock has no voting rights.

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

Stock Options

Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 1,809,614 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant or the most recent direct issuance of our common stock for cash closest to the date of the option grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
March 31, 2009
(Unaudited)

Note 4. Equity (continued)

Stock Options (continued)

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

During the nine-month periods ended March 31, 2009 and 2008 we did not grant any stock options to our employees or directors.

               The following table summarizes information about stock option transactions for the period shown:

	Nine-month period ended
All Options	March 31, 2009
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	850,000	$2.61
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	850,000	$2.61
Exercisable at end of period	816,667	$2.61

Stock Options

Nine-month period ended
Non-vested Options	March 31, 2009
Weighted Average
	Shares	Exercise Price
Non-vested at beginning of period	33,333	$2.70
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	—	—
Non-vested at end of period	33,333	$2.70

The weighted average remaining contractual lives of the options outstanding and options exercisable at March 31, 2009, were 2.7 years and 2.7 years respectively.

We recorded $18,000 of compensation expense for employee and non-employee stock options during the nine-month period ending March 31, 2009. At March 31, 2009 there was a total of $2,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The cost is expected to be recognized over a weighted average period of 0.1 years. The total fair value of shares vested during the nine-month period ended March 31, 2009 was $0.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
March 31, 2009
 (Unaudited)

Note 5. Related Party Transactions

On March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of March 31, 2009 fees totaling $90,000 have been incurred and paid in the current year to date. As of January 1, 2008, we extended the agreement on a month-to-month basis. On August 11, 2008, we renewed the agreement for two years retroactive to January 1, 2008. On August 11, 2008, we issued 1,661,539 common shares valued at $216,000 for finance placement fees to Orchestra related to services for equity, debt, acquisition and divestiture transactions.

On September 2 and 3, 2008, our principal shareholder, Orchestra, involuntary sold 59,000 common shares as result of a broker margin call. On September 23, 2008, Orchestra remitted $4,000 to us which represented the profit on the short swing sale or our common stock.

We paid $28,000 in cash for legal services to a law firm, during the nine months ended March 31, 2009, at which a director of ours is a shareholder. As of March 31, 2009, we reported $70,000 due to this same firm for legal services.

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

Subsequent Events

Subsequent to our fiscal quarter ended March 31, 2009, on April 8, 2009, we effected a one-for-two reverse split of our common stock. As a result of the reverse stock split our company began trading under the new symbol “CWLT” on the OTC Bulletin Board. Our company previously traded under the symbol “CHWN.”

Subsequent to our quarter ended March 31, 2009, on April 6, 2009, we entered into an Amendment to Secured Promissory Note with Chris Gordon whereby in exchange for adding an additional $1,000 to the outstanding principal balance of the original promissory note, Mr. Gordon agreed to extend the repayment date until July 15, 2009.  At March 31, 2009, the balance of the note payable plus accrued interest was $1,001,000.

Subsequent to our fiscal quarter ended March 31, 2009, on April 6, 2009 we and our wholly-owned subsidiary, MNJ, consummated the sale of substantially all of MNJ’s assets used in connection with operating our railroad freight transportation business serving central Orange County in Middletown, New York to Middletown & New Jersey Railroad, LLC. The purchase price was $386,900 and the assumption by Buyer of certain liabilities.  The purchase price was deposited into an escrow account subject to the following release conditions: (a) $356,900 to be released to us upon our providing Buyer with a title report and title insurance, and (b) $30,000 to be released to us upon resolution of certain real property matters.  Between March 31, 2009 and April 6, 2009 MNJ we did not operate our railroad freight transportation business in anticipation of closing the asset sale.

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

We are a holding company that is currently in the development stage. We, until March 31, 2009 and through our wholly-owned subsidiaries, were providers of rail-based transportation. During the current quarter we were involved in transactions to sell our remaining rail-based assets that resulted in the cessation of all active rail-based transportation operations. Our primary revenue-generating business until January 24, 2008 was on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. Subsequent to January 24, 2008 and through March 31, 2009 we were providing limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.

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

Since March 3, 2005 and following the discontinuation of our former operations and business, we changed our focus and strategic direction and pursued operations as a development stage company in the rail-based transportation and solid waste management industries. Most of our activities during the period from March 3, 2005 to March 31, 2009 were dedicated to seeking acquisition targets with viable on-going operations, or acquisition of assets, properties and access rights that could be most synergistically combined and allow us to begin operations.

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

On March 31, 2009 we and our wholly-owned subsidiary, MNJ, entered into a definitive Agreement for Sale and Purchase of Business Assets with Middletown & New Jersey Railroad, LLC, a Delaware limited liability company (“Buyer”).  Under the terms of the agreement, we agreed to sell substantially all of MNJ’s assets used in connection with operating our railroad freight transportation business serving central Orange County in Middletown, New York. The purchase price was $386,900 and the assumption by Buyer of certain liabilities.  On April 6, 2009, we and MNJ consummated the sale.  The purchase price was deposited into an escrow account subject to the following release conditions: (a) $356,900 to be released to us upon our providing Buyer with a title report and title insurance, and (b) $30,000 to be released to us upon resolution of certain real property matters. Between March 31, 2009 and April 6, 2009 we did not have any operations in MNJ. Based on this transaction we no longer have any active operations in rail transportation. We in the process of selling off the remaining MNJ land holdings that were not connected with MNJ’s rail transportation business. We anticipate that substantially all of our MNJ land holdings will be sold within the next 6 to 12 months.

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

On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC (“Perry”) for the sale of substantially all of their assets to Perry for cash consideration of $1,700,000, subject to an $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008. As a result of the asset sale we no longer have rail-based solid waste transportations operations. We have assigned the remaining assets and liabilities of HLI and HLL to Chartwell International, Inc. and surrendered the corporate charters of HLL and HLI on May 30, 2008 and September 19, 2008, respectively.

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

On January 31, 2009 we consummated a purchase agreement with Tealinc, Ltd. for the sale of all 60 of our railcars for a total of $1,380,000 in cash proceeds.

Subsequent to our fiscal quarter ended March 31, 2009, on April 8, 2009, we effected a one-for-two reverse split of our common stock. As a result of the reverse stock split we began trading under the new symbol “CWLT” on the OTC Bulletin Board. Our company previously traded under the symbol “CHWN”

We are continuing to pursue other opportunities to sell or lease our land and mineral resource assets in Ohio.  We will consider all available and remaining options to best address our immediate needs, including less desirable options like the sale of certain assets at discounted values, bankruptcy proceedings or voluntary dissolution.

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

Revenue Recognition. We generated revenue from rail transportation until March 31, 2009 and we generated revenue from solid waste transportation and disposal services until January 24, 2008. The timing of our revenue recognition for solid waste transportation and disposal services depended on the type of service that we provide to our customers. We recognized revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognized revenue for waste management services when we complete the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility were generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services were generally 15 to 30 days. We generate limited revenue from rail transportation and we recognize revenue on the completion of transportation across our short line railroad. Our credit terms are generally 15 to 30 days. We maintained reserves for potential credit losses on solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We did not maintain a reserve for rail transportation revenue as we had one customer and we had not incurred any losses since we began generating revenue in February 2006.

Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 1,809,614 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and March 31, 2008

We reported a net loss for the three months ended March 31, 2009 of $476,000 or $0.03 per share on a basic and diluted basis as compared to a loss of $1,429,000 or $0.10 per share on a basic and diluted basis for the three months ended March 31, 2008.

Revenues

Revenues for the three months ended March 31, 2009 of $38,000 consisted primarily of rail transportation income from MNJ. We recorded revenue of $130,000, which consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $88,000 and rail transportation income from MNJ of $42,000 during the three-month period ended March 31, 2008. The decline in our revenue during the current period was the result of the sale of the assets and closure of our transload facility on January 24, 2008.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2009 was $0 or 0.0% of revenues as compared to $(247,000) or -189.8% of revenues for the three months ended March 31, 2008. There is no cost of revenue associated with our rail transportation income. Our cost of revenues in prior periods where we had solid waste disposal operations consisted primarily of truck and rail transportation costs landfill tipping fees and other waste disposal equipment operational costs. We incurred a negative cost of revenues during the three months ended March 31, 2008 as a result of negotiation of one-time cost reductions primarily with landfill vendors that related to charges incurred in prior quarters. Our cost of revenues varied from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies.

Gross Profit

We incurred a gross profit of $38,000 for the three months ended March 31, 2009 as compared to a gross profit of $377,000 for the three months ended March 31, 2008. Our gross profit as a percentage of revenue varied from period to period due to variations in factors discussed above in ‘Cost of Revenues’.

General and Administrative Expenses

General and administrative expenses decreased by $1,314,000 to $302,000 for the three-month period ended March 31, 2009 from $1,616,000 for the three-month period ended March 31, 2008. This decrease was primarily due the impairment in the value of certain railroad assets of $1,361,000 that was recorded during the three-month period ended March 31, 2008. General and administrative expenses during the current period consisted primarily of the following:

•	salaries and employee expenses of $115,000

•	engineering and other consulting services of $8,000

•	rents, utilities, telephone and office related expenses of $10,000

•	professional fees of $83,000

•	investment and management consulting fees of $30,000

•	travel expenses of $8,000

•	depreciation and amortization expense of $5,000.

Loss from operations for the three months ended March 31, 2009 also included losses for the sale of property and equipment of $60,000 and financing fees of $61,000.

General and administrative expenses during the three-month period ended March 31, 2008 excluding the impairment in the value of assets of $1,361,000 consisted primarily of the following:

•	salaries and employee expenses of $142,000

•	engineering and other consulting services of $32,000

•	rents, utilities, telephone and office related expenses of $27,000

•	professional fees of $94,000

•	investment and management consulting fees of $30,000

•	travel expenses of $16,000

•	depreciation and amortization expense of $20,000.

Loss from operations for the three months ended March 31, 2008 also included losses for the sale of property and equipment of $211,000 and a gain on the sale of capacity and loading rights of $137,000.

Other Income and Expenses

Other expenses decreased by $25,000 to $91,000 for the three-month period ended March 31, 2009 from $116,000 for the three-month period ended March 31, 2008. Other expenses incurred during the current period consisted of net interest expense of $91,000.  Other expenses for the three-month period ended March 31, 2008 consisted of net interest expense of $116,000.

Income Tax Provision

We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.

Comparison of the Nine months Ended March 31, 2009 and March 31, 2008

We reported a net loss for the nine months ended March 31, 2009 of $1,778,000 or $0.11 per share on a basic and diluted basis as compared to a loss of $4,992,000 or $0.36 per share on a basic and diluted basis for the three months ended March 31, 2008.

Revenues

Revenues for the nine months ended March 31, 2009 of $132,000 consisted primarily of rail transportation income from MNJ. We recorded revenue of $2,491,000, which consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $2,375,000 and rail transportation income from MNJ of $116,000 during the nine-month period ended March 31, 2008. The decline in our revenue during the current period was the result of the sale of the assets and closure of our transload facility on January 24, 2008.

Cost of Revenues

Cost of revenues for the nine months ended March 31, 2009 was $0 or 0.0% of revenues as compared to $2,489,000 or 99.9% of revenues for the nine months ended March 31, 2008. There is no cost of revenue associated with our rail transportation income. Our cost of revenues in prior periods where we had solid waste disposal operations consisted primarily of truck and rail transportation costs; landfill tipping fees and other waste disposal equipment operational costs. Our cost of revenues varied from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies.

Gross Profit (Loss)

We incurred a gross profit of $132,000 for the nine months ended March 31, 2009 as compared to a gross profit of $2,000 for the three months ended March 31, 2008. Our gross profit as a percentage of revenue varied from period to period due to variations in factors discussed above in ‘Cost of Revenues’.

General and Administrative Expenses

General and administrative expenses decreased by $3,096,000 to $1,258,000 for the nine-month period ended March 31, 2009 from $4,354,000 for the nine-month period ended March 31, 2008. This decrease was primarily due to the sale of the assets and the closure of our transload facility on January 24, 2008, the impairment in the value of certain railroad assets of  $2,254,000 and bad debt expenses of $246,000 that was recorded during the nine-month period ended March 31, 2008. General and administrative expenses during the current period excluding the impairment in the value of certain railroad assets of $470,000 consisted primarily of the following:

•	salaries and employee expenses of $258,000

•	engineering and other consulting services of $15,000

•	rents, utilities, telephone and office related expenses of $29,000

•	professional fees of $178,000

•	investment and management consulting fees of $60,000

•	travel expenses of $28,000

•	depreciation and amortization expense of $21,000.

Loss from operations for the nine months ended March 31, 2009 also included losses for the sale of property and equipment of $60,000 and financing fees of $277,000.

General and administrative expenses during the nine-month period ended March 31, 2008 excluding the impairment in the value of assets of $2,254,000 and bad debt expenses of $246,000 consisted primarily of the following:

•	salaries and employee expenses of $780,000

•	engineering and other consulting services of $160,000

•	rents, utilities, telephone and office related expenses of $127,000

•	professional fees of $339,000

•	investment and management consulting fees of $90,000

•	travel expenses of $52,000

•	depreciation and amortization expense of $199,000.

Loss from operations for the nine months ended March 31, 2008 also included losses for the sale of property and equipment of $418,000, a gain on the sale of capacity and loading rights of $137,000 and financing fees of $277,000 for services provided in connection with equity, debt, acquisition and divestiture transactions.

Other Income and Expenses

Other expenses decreased by $44,000 to $315,000 for the nine-month period ended March 31, 2009 from $359,000 for the nine-month period ended March 31, 2008. Other expenses incurred during the current period consisted of net interest expense of $315,000. Other expenses for the nine-month period ended March 31, 2008 consisted of net interest expense of $359,000.

Income Tax Provision

We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.

Liquidity and Capital Resources

At March 31, 2009, we had working capital deficiency of $2,363,000. We recorded a loss for the nine-month period ended March 31, 2009 of $1,778,000 and we have accumulated losses from inception on March 3, 2005 of $15,102,000. Given our March 31, 2009 cash balance of $78,000 and our projected operating cash requirements, we anticipate that our existing capital resources will not be adequate to satisfy our cash flow requirements through June 30, 2009 and we will be required to raise capital through debt or equity financings or sell, dispose or liquidate certain of our assets to generate cash and reduce our short term debt obligations. There are no assurances that any of these financing alternatives will be available to us, or if available, on terms satisfactory to us. If we are unable to raise additional capital or generate necessary working capital from operations or through the sale of assets, we may have to explore a sale of our company or assets, or dissolution proceedings.

The following is a summary discussion of our cash flow for the nine months ended March 31, 2009:

Cash decreased by $104,000 from $182,000.

We reported cash flow from operations of $69,000 consisting primarily of our loss of $1,778,000 that was mostly offset by the decrease in deposits of $391,000, the fair value of common stock issued for services of $425,000, the value of asset impairments of $470,000, and, the increase in accounts payable and accrued liabilities of $280,000.

 Cash provided by investing activities consists of the proceeds of the disposal of property and equipment of $1,380,000.

 Cash used in financing activities totaled $1,415,000 consisting primarily of principal payments on notes payable.

Our long-term debt includes approximately $2,105,000 of principal payments and $17,000 in accrued interest expenses that are due within the next year. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency and failure by us to renegotiate such existing debt obligations and commitments would have a negative impact on our business and financial condition, and may result in legal claims by our creditors. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us.  In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets or force us into bankruptcy proceedings or involuntary receivership.

Off-Balance Sheet Transactions

There are no off-balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the third quarter of fiscal 2009 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Acquisition Strategy and Operations

The duration or severity of the current global economic downturn and disruptions in the financial markets, and their impact on us, are uncertain. The basic materials industry generally is highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on commodity prices. These events have contributed to an unprecedented decline in commodity prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability. While we believe that the long-term prospects for coal and other minerals remain bright, we are unable to predict the duration or severity of the current global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a further material adverse effect on our business, financial condition or results of operations.

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

We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of March 31, 2009, we had indebtedness of $5,166,000 of which $2,105,000 is due in less than one year. We cannot be assured that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets or force us into bankruptcy proceedings or involuntary receivership.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on February 19, 2009 at the law offices of Weintraub Genshlea Chediak, 400 Capitol Mall, Suite 1100, Sacramento, California, the shareholders elected the directors of the Company and approved the 1 for 2 reverse split of our company’s common stock.

Votes
					Broker Non-
Directors	For	Against	Withheld	Abstention	Votes
Imre Eszenyi	10,194,434	—	454,517	—	—
Charles Srebnik	10,483,629	—	165,322	—	—
David Adams	10,483,729	—	165,222	—	—
1 for 2 reverse stock split	10,483,729	591,676	—	35,409	—

Item 5.  Other Information

On January 31, 2009 we consummated a purchase agreement with Tealinc, Ltd. for the sale of all 60 of our railcars for a total of $1,380,000 in cash proceeds.

Subsequent to our fiscal quarter ended March 31, 2009, on April 6, 2009, we entered into an Amendment to Secured Promissory Note with Chris Gordon whereby in exchange for adding an additional $1,000 to the outstanding principal balance of the original promissory note, Mr. Gordon agreed to extend the repayment date until July 15, 2009.  At March 31, 2009, the balance of the note payable plus accrued interest was $1,001,000.

Subsequent to our fiscal quarter ended March 31, 2009, on April 6, 2009 we and our wholly-owned subsidiary, MNJ, consummated the sale of substantially all of MNJ’s assets used in connection with operating our railroad freight transportation business serving central Orange County in Middletown, New York to Middletown & New Jersey Railroad, LLC. The purchase price was $386,900 and the assumption by Buyer of certain liabilities.  The purchase price was deposited into an escrow account subject to the following release conditions: (a) $356,900 to be released to us upon our providing Buyer with a title report and title insurance, and (b) $30,000 to be released to us upon resolution of certain real property matters.

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

CHARTWELL INTERNATIONAL, INC. (Registrant)

Date: May 11, 2009	By:	/s/ Imre Eszenyi
Imre Eszenyi, Acting President and Chairman of the Board
(Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Paul Biberkraut
Paul Biberkraut, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002