Form 10-Q/A
period 2009-03-31
Chartwell International, Inc.
filed 2009-05-18
CIK 1329184

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File No. 000-51342

CHARTWELL INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-3979080
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of May 15, 2009 the Registrant had 9,494,013 outstanding shares of common stock, $0.001 par value per share.

EXPLANATORY NOTE

Chartwell International, Inc. (the “Company”) is filing this amendment number one (“Form 10-Q/A-1”) to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 (the “Form 10-Q”) filed on May 11, 2009. This Form 10-Q/A-1 is being filed solely to correct the number of issued and outstanding shares as a result of a 1 for 2 reverse stock split that was effected by the Company on April 9, 2009.  The effect of the reverse split has been reflected retroactively in all of our share and share price figures, and the Company will restate the financial data and disclosures that depend on such figures under this Form 10-Q/A-1.

This Form 10-Q/A should be read in conjunction with the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q.

CHARTWELL INTERNATIONAL, INC.
FORM 10-Q
MARCH 31, 2009
INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	4

Consolidated Balance Sheets at March 31, 2009 (Unaudited) and June 30, 2008	4

Consolidated Statements of Stockholders’ Equity at March 31, 2009 (Unaudited)	5

Consolidated Statements of Operations (Unaudited) for the three and nine months ended March 31, 2009 and 2008, and, from inception on March 3, 2005 to March 31, 2009	6

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2009 and 2008, and, from inception on March 3, 2005 to March 31, 2009	7

Notes to Interim Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION	24

Item 1. Legal Proceedings	242

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	274

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	275

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Chartwell International, Inc.
 (A Development Stage Company)
Consolidated Balance Sheets
 (In thousands)

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets

Current Assets
Cash	$78	$182
Accounts receivable	14	19
Deposits	—	391
Prepaid expense and other	32	19

Total current assets	124	611

Long-term Assets
Property and equipment, net	357	2,125
Land	1,030	1,192
Mineral rights	5,447	5,447
Investment, at cost	123	123
Other	9	9

Total long-term assets	6,966	8,896

Total Assets	$7,090	$9,507

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$312	$345
Due to related parties	70	19
Notes payable	2,105	2,007

Total current liabilities	2,487	2,371

Long-term Liabilities
Notes payable, net of current portion	3,061	4,264

Total long-term liabilities	3,061	4,264

Total Liabilities	5,548	6,635

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized. Series A Preferred shares, $0.001 par value, 20 shares designated and 2 issued and outstanding, at redemption value	2,000	2,000
Common shares, $0.001 par value, 100,000 shares authorized 9,494 and 7,026 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	9	7
Additional paid in capital	14,635	14,189
Accumulated deficit	(15,102)	(13,324)

Total stockholders’ equity	1,542	2,872

Total Liabilities and Stockholder’s Equity	$7,090	$9,507

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands)
(Unaudited)

	Preferred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	$	Shares	$	Capital	Deficit	Equity

Balance, June 30, 2008	2	$2,000	7,026	$7	$14,189	$(13,324)	$2,872

Fair value of stock options granted					15		15
Common stock issued for services			2,468	2	427		429
Swing sale profit on common stock					4		4
Net loss for the period ended March 31, 2009						(1,778)	(1,778)

Balance, March 31, 2009	2	$2,000	9,494	$9	$14,635	$(15,102)	$1,542

(See accompanying notes to unaudited interim consolidated financial statements)

Chartwell International, Inc.
 (A Development Stage Company)
Consolidated Statement of Operations
 (In thousands, except per share data)
 (Unaudited)
					Cumulative
	For the three	For the three	For the nine	For the nine	from March 3, 2005,
	months ended	months ended	months ended	months ended	Inception to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenues	$38	$130	$132	$2,491	$10,032
Cost of revenues	-	(247)	-	2,489	9,221

Gross profit	38	377	132	2	811

General and administrative expenses	302	1,616	1,258	4,354	13,127
Loss (gain) on sale of property and
equipment	60	211	60	418	384
Gain on sale of capacity
and loading rights	-	(137)	-	(137)	(147)
Finance placement fees	61	-	277	-	1,336

Loss from operations	(385)	(1,313)	(1,463)	(4,633)	(13,,889)

Other income (expense)
Interest, net	(91)	(116)	(315)	(359)	(1,467)
Gains on notes settlements	-	-	-	-	254
Total other income (expense)	(91)	(116)	(315)	(359)	(1,213)

Loss before income tax provision	(476)	(1,429)	(1,778)	(4,992)	(15,102)

Income tax provision	-	-	-	-	-

Net loss	$(476)	$(1,429)	$(1,778)	$(4,992)	$(15,102)

Net loss per common share,
basic and diluted	$(0.05)	$(0.20)	$(0.21)	$(0.71)	$(2.18)

Weighted average number of
common shares outstanding,
basic and diluted	9,479	7,026	8,411	7,023	6,929

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
 (A Development Stage Company)
Consolidated Statement of Cash Flows
 (In thousands)
 (Unaudited)

			Cumulative
	For the nine	For the nine	from March 3, 2005,
	months ended	months ended	Inception to
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(1,778)	$(4,992)	$(15,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	21	199	597
Impairment of asset value	470	2,255	2,725
Loss (gain) on sale of property and equipment	60	418	384
Gain on sale of capacity and loading rights	—	(137)	(147)
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	—	—	(219)
Stock compensation	18	204	452
Fair value of common stock issued for services	425	—	2,109
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	5	491	(12)
Deposits	391	11	—
Prepaid expense and other	(13)	13	(31)
Accounts payable and accrued liabilities	280	(691)	897
Due to related parties	51	(1)	70

Net cash provided by (used in) operating activities	(69)	(2,231)	(8,312)

Cash flows from investing activities
Purchase of property and equipment	—	—	(3,794)
Purchase of capacity and loading rights	—	—	(1,509)
Proceeds on sale of property and equipment	1,380	391	1,999
Proceeds on sale of capacity and loading rights	—	1,445	1,455
Exercise of mining rights options	—	—	(102)
Deposits	—	6	(109)
Investment in affiliate	—	—	(123)
Restricted cash	—	279	—
Cash paid in acquisitions	—	—	(4,597)
Cash received in acquisitions	—	—	82

Net cash provided by (used in) investing activities	1,380	2,121	(6,698)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	—	(275)
Borrowings under notes payable	—	—	5,375
Repayments under notes payable	(1,419)	(163)	(2,800)
Issuance of common stock	—	—	10,924
Short swing sale profit on common stock	4	—	4
Issuance of preferred stock	—	—	1,500
Redemption of common stock	—	—	(275)

Net cash provided by (used in) financing activities	(1,415)	(163)	15,088

See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
 (A Development Stage Company)
 Consolidated Statement of Cash Flows (continued)
 (In thousands)
 (Unaudited)

			Cumulative
	For the nine	For the nine	from March 3, 2005,
	months ended	months ended	Inception to
	March 31,	March 31,	March 31,
	2008	2007	2008
Net increase (decrease) in cash	(104)	(273)	78

Cash and cash equivalents, beginning of period	182	704	—

Cash and cash equivalents, end of period	$78	$431	$78

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$99	$207	$1,297

Income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Notes payable assumed by purchaser on sale of equipment	$—	$337	$337

Deposits applied to accounts payable	$—	$(105)	$(105)

Preferred stock issued in exchange for redemption of common stock	$—	$—	$(500)

Common stock issued in partial payment of note receivable	$—	$—	$(325)

Software acquired under capital lease	$—	$—	$(27)

Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$—	$(1,803)

Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)

Interest accrued to notes payable	$(216)	$(89)	$(699)

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

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
March 31, 2009
 (Unaudited)

Note 3. Notes Payable (continued)

On February 15, 2006, we issued a $500,000 convertible promissory note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, was due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $6.33 per share at any time. The conversion rights have expired. With the written consent of the note holder, we did not pay off the note payable on its due date. To date, we have attempted and continue to negotiate with the note holder to extend and restructure the note payable beyond its original due date. However, we are in default of the note and the note holder filed a lawsuit against us in Orange County, New York on July 17, 2008.   We have continued to accrue interest on the note payable at the original note interest rate. At March 31, 2009, the balance of the note payable plus accrued interest was $545,000 and reported in current liabilities in the consolidated balance sheet.

On March 15, 2006, we issued a $1,000,000 convertible promissory note payable to an accredited private investor. The note bore interest at the rate of 6% per annum, was due on March 15, 2009, interest accrued until the note is repaid or converted, and the principal balance plus any accrued interest could be converted into shares of our common stock at a rate of $4.00 per share at any time. On June 10, 2008 we agreed to renegotiate the note whereby accrued interest and principal totaling  $174,000 was forgiven, the note became secured by substantially all of our assets subject to the existing lien priorities of other secured lenders and the conversion feature was eliminated. The interest rate, interest accrual provision and due date remain unchanged. On April 6, 2009, we agreed to extend the note until July 15, 2009 for an extension fee of $1,000 with other conditions remaining the same. At March 31, 2009, the balance of the note payable plus accrued interest was $1,001,000 and reported in current liabilities in the consolidated balance sheet.

On April 30, 2006, we issued a $3,000,000 secured convertible promissory note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $4.60 per share at any time subject to a maximum of 5% of our outstanding common stock at the time of the conversion. In June 2008, we agreed to increase the collateral securing the note to include substantially all of our assets subject to the existing lien priorities of other secured lenders in exchange for delays in interest payments. We further agreed to make principal reductions as collateral was sold.  In April 2008 we paid a principal repayment of $134,000. On July 24, 2008 we made interest and principals payments totaling $315,000.  On January 1, 2009, the investor agreed to extend past due and upcoming interest payments in exchange for 600,000 shares of our restricted common stock valued at $60,000. On January 31, 2009 we made a principal repayment of $1,100,000. At March 31, 2009, the balance of the note payable plus accrued interest was $1,731,000 and reported in the long-term liabilities in the consolidated balance sheet.

On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bear interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $6.00 per share at any time. At March 31, 2009, the balance of the notes payable plus accrued interest was $297,000 and reported in the long-term liabilities in the consolidated balance sheet.

On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at the rate of $5.00 per share at any time. At March 31, 2009, the balance of the notes payable plus accrued interest was $553,000 and reported in the long-term liabilities in the consolidated balance sheet.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
March 31, 2009
 (Unaudited)

Note 4. Equity

Common Stock Transactions

On March 5, 2007 we redeemed 200,000 shares of common stock valued at $500,000 in exchange for a portion of the issuance of 1,950 Series A preferred shares and related redemption rights as discussed below in Preferred Stock Transactions. Our management valued the shares of common stock at $2.50 per share, the then current stock market price.

On March 12, 2007 we issued 200,000 shares of common stock to a consultant in exchange for services valued at $2.00 per share or $400,000. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

On December 31, 2007 we issued 5,000 shares of common stock to a consultant in exchange for services valued at $0.08 per share or $400. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

On August 11, 2008 we issued 287,500 shares of common stock to an officer and two directors in exchange for services valued at $0.26 per share or $74,750, and we issued 1,661,539 common shares to Orchestra for services valued $0.26 per share or $107,500. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

On September 2 and 3, 2008, our principal shareholder, Orchestra, involuntary sold 29,500 common shares as result of a broker margin call. On September 23, 2008, Orchestra remitted $4,000 to us which represented the profit on the short swing sale of our common stock.

On January 1, 2009 we issued 750,000 shares of common stock to an officer and an employee in exchange for services valued at $0.10 per share or $75,000, and we issued 600,000 shares of common stock to an accredited foreign private investor valued at $0.10 per share or $60,000 as a financing fee for agreeing to defer accrued and outstanding interest payments on a promissory note due to the investor. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

On February 19, 2009 our shareholders approved a one-for-two reverse stock split of our common stock that became effective on April 8, 2009. The effect of the reverse split has been reflected in our financial statements retroactively.

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

On March 5, 2007 we issued 1,950 shares of Series A Stock for a purchase price of $0.50 per share to a foreign accredited investor. Additionally, the investor acquired the Redemption Right. The 1,950 shares of Series A Stock and the Redemption Right were acquired for an aggregate purchase price of $2,000,000 consisting of $1,500,000 in cash and 200,000 shares of our common stock redeemed at a value of $500,000.

Stock Options

Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 904,807 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant or the most recent direct issuance of our common stock for cash closest to the date of the option grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

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

During the nine-month periods ended March 31, 2009 and 2008 we did not grant any stock options to our employees or directors.

               The following table summarizes information about stock option transactions for the period shown:

	Nine-month period ended
All Options	March 31, 2009
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	425,000	$5.22
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	425,000	$5.22

Exercisable at end of period	408,334	$5.22

Stock Options

Nine-month period ended
Non-vested Options	March 31, 2009
Weighted Average
	Shares	Exercise Price
Non-vested at beginning of period	16,666	$5.40
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	—	—

Non-vested at end of period	16,666	$5.40

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

On September 2 and 3, 2008, our principal shareholder, Orchestra, involuntary sold 29500 common shares as result of a broker margin call. On September 23, 2008, Orchestra remitted $4,000 to us which represented the profit on the short swing sale or our common stock.

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

The two for one reverse split of our common stock that took effect on April 8, 2009 has been reflected retroactively throughout our unaudited interim financial statements and the accompanying notes to the financial statements.

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

Subsequent to our fiscal quarter ended March 31, 2009, on April 8, 2009, we effected a one-for-two reverse split of our common stock. The effect of the reverse split has been reflected retroactively in our financial statements.  As a result of the reverse stock split we began trading under the new symbol “CWLT” on the OTC Bulletin Board. Our company previously traded under the symbol “CHWN”

We are continuing to pursue other opportunities to sell or lease our land and mineral resource assets in Ohio.  We will consider all available and remaining options to best address our immediate needs, including less desirable options like the sale of certain assets at discounted values, bankruptcy proceedings or voluntary dissolution.

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

Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 904,807 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and March 31, 2008

We reported a net loss for the three months ended March 31, 2009 of $476,000 or $0.05 per share on a basic and diluted basis as compared to a loss of $1,429,000 or $0.20 per share on a basic and diluted basis for the three months ended March 31, 2008.

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

Comparison of the Nine months Ended March 31, 2009 and March 31, 2008

We reported a net loss for the nine months ended March 31, 2009 of $1,778,000 or $0.21 per share on a basic and diluted basis as compared to a loss of $4,992,000 or $0.71 per share on a basic and diluted basis for the three months ended March 31, 2008.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held on February 19, 2009 at the law offices of Weintraub Genshlea Chediak, 400 Capitol Mall, Suite 1100, Sacramento, California, the shareholders elected the directors of the Company and approved the 1 for 2 reverse split of our company’s common stock.  The vote tallies stated below reflect the effect, retroactively, of the reverse stock split.

Votes

					Broker Non-
Directors	For	Against	Withheld	Abstention	Votes
Imre Eszenyi	5,097,217	—	227,259	—	—
Charles Srebnik	5,241,815	—	82,661	—	—
David Adams	5,241,186	—	82,661	—	—
1 for 2 reverse stock split	5,241,186	295,838	—	17,705	—

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

CHARTWELL INTERNATIONAL, INC. (Registrant)
Date: May 15, 2009	By:	/s/ Imre Eszenyi
Imre Eszenyi, Acting President and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Paul Biberkraut
Paul Biberkraut, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002