Form 10-K
period 2009-06-30
Chartwell International, Inc.
filed 2009-10-15
CIK 1329184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to .

Commission File Number 000-51342

CHARTWELL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-3979080
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

7637 Leesburg Pike
Falls Church, Virginia	22043
(Address of Principal Executive Offices)	(Zip Code)

            (703) 635-7980
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2008, was $562,000. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

The number of shares of registrant’s common stock outstanding as of October 13, 2009 was 11,994,013.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

Overview of Business

Chartwell International, Inc. (the “Company,” “we,” “us,” “our”) is a development stage holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are owners of land and mineral rights. Our primary focus until January 24, 2008 (see below) was on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. Subsequent to January 24, 2008 and until March 31, 2009 (see below) we were providing limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that could be combined, and development of strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.

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

               On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. (“Cranberry Creek”), a New Jersey corporation including its wholly owned subsidiary, Middletown & New Jersey Railway Company, Inc. (“MNJ”) that owns and operates a regional short-line railroad in Middletown, New York. MNJ’s operations were limited and we made some limited capital improvements. We considered operational infrastructure alternatives to both increase the volume of activity on the railroad including partnering with other railroads to manage and operate MNJ on our behalf.

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

        On August 29, 2006, our wholly-owned subsidiaries, Hudson and Hudson Logistics Loading, Inc. (“HLL”), completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). We acquired these agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. We began transload activities on this site on September 11, 2006. On January 24, 2008, our wholly-owned subsidiaries Hudson and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC (“Perry”) for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008.  As a result of the asset sale, we no longer had rail-based solid waste transportation operations. We decided to discontinue pursuing any strategy related to waste by rail, waste management and landfill operations. We have assigned remaining assets and liabilities of Hudson and HLL to Chartwell International, Inc. and surrendered the corporate charters of HLL and HLI on May 30, 2008 and September 19, 2008, respectively.

On March 31, 2009 we and our wholly-owned subsidiary, MNJ, entered into a definitive Agreement for Sale and Purchase of Business Assets with Middletown & New Jersey Railroad, LLC, a Delaware limited liability company (“Buyer”).  Under the terms of the agreement, we agreed to sell substantially all of MNJ’s assets used in connection with operating our railroad freight transportation business serving central Orange County in Middletown, New York. The purchase price was $386,900 and the assumption by Buyer of certain liabilities.  On April 6, 2009, we and MNJ consummated the sale.  The purchase price was deposited into an escrow account subject to the following release conditions: (a) $356,900 to be released to us upon our providing Buyer with a title report and title insurance, and (b) $30,000 to be released to us upon resolution of certain real property matters. Between March 31, 2009 and April 6, 2009 we did not have any operations in MNJ. Based on this transaction we no longer have any active operations in rail transportation. We in the process of selling off the remaining MNJ land holdings that were not connected with MNJ’s rail transportation business. We anticipate that substantially all of our MNJ land holdings will be sold within the next 6 to 12 months. We incurred a loss of $46,000 on the sale of the MNJ assets.

Effective April 1, 2009, in our efforts to reduce operating costs, the limited operations of our subsidiaries Greater Hudson Resources, Inc. and Greater Ohio Resources, Inc. were terminated, all the assets and liabilities of both entities were assigned to Chartwell International, Inc., and their corporate charters were surrendered on May 12, 2009 and May 19, 2009, respectively.

On June 15, 2009 we assigned all the remaining assets and liabilities of MNJ to Chartwell International, Inc. We surrendered the corporate charter of MNJ on October 5, 2009.

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

Group Structure and Subsidiaries’ Activities

The chart above reflects our corporate structure prior to the closure of most of subsidiaries that commencement in January 2008. At June 30, 2009 the only remaining entities were Chartwell with Belville as a wholly-owned subsidiary.

Hudson was engaged until January 24, 2008 in rail and truck based logistics for industrial products including solid waste. This subsidiary has been closed and its charter surrendered on September 19, 2008.

Until January 24, 2008, HLL conducted rail transloading services. This subsidiary has been closed and its charter surrendered on May 30, 2008.

Belville is engaged in land and mineral rights holdings for natural resources in the Ohio region.

Greater Ohio Resources, Inc. was engaged in mining and land development in the Ohio region. It was closed in April 2009 and its charter was surrendered on May 19, 2009.

Greater Hudson Resources, Inc. was inactive. It was closed in April 2009 and its charter surrendered on May 12, 2009

MNJ was involved in short-line railroad operations and land development until March 31, 2009. It was closed  in April 2009 and its charter was surrendered on October 5, 2009.

Our Industries

Coal Mining

We currently do not have any active coal mining operations. Coal is a major contributor to the global energy supply, representing more than 24% of international primary energy consumption, according to the World Coal Institute. The United States produces more than one-fifth of the world’s coal and is the second largest coal producer in the world, exceeded only by China. According to the United States Geological Survey, coal in the United States represents approximately 95% of the domestic fossil energy reserves with over 250 billion tons of recoverable coal.

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

Coal Mining — Competition

The coal industry is intensely competitive. We are currently determining the best approach to generate profitable revenue from our coal and other mineral reserves. Substantially all of our potential competitors in coal production are larger, have greater financial resources, have fully developed infrastructures, established customer bases and larger reserve bases than we do. Among the most important competitive factors are coal quality, transportation costs from the mines to the customer and the reliability of supply. The large-scale industry dominators include Alpha Natural Resources, Inc., Arch Coal, Inc., CONSOL Energy Inc.,  International Coal Group, Inc., James River Coal Company, Kennecott Energy Company, Massey Energy Company, Magnum Coal Company and Peabody Energy Corp. There are also a number of smaller producers in the Central Appalachian region with whom we would compete. As the price of domestic coal increases, our competitive landscape may include companies that produce coal from one or more foreign countries, such as Columbia and Venezuela. Additionally, coal competes with other fuels such as petroleum, natural gas, hydropower and nuclear energy for steam and electrical power generation. Over time, costs and other factors, such as safety and environmental consideration, relating to these alternative fuels may affect the overall demand for coal as a fuel.

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

Other proposed initiatives may have an effect upon coal operations. One such proposal is the Bush Administration’s Clear Skies legislation. As proposed, this legislation is designed to reduce emissions of sulfur dioxide, nitrogen oxides, and mercury from power plants. Other so-called multi-pollutant bills, which would regulate additional air pollutants, have been proposed by various members of Congress. While the details of all of these proposed initiatives vary, there appears to be a movement towards increased regulation of emissions, including carbon dioxide and mercury. If such initiatives were to become law, power plants could choose to shift away from coal as a fuel source to meet these requirements.

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

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liabilities may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute. Thus, coal mines that we had previously owned or operated, and sites to which we had sent waste materials, may be subject to liability under CERCLA and similar state laws. In particular, we may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination at sites where we own surface rights.

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

Our Strategy

Our strategy is to evaluate the best business approach to monetize the land, mineral and mineral rights assets that we acquired in the Ohio area.

We will continue to focus on identifying other acquisition, partnership, strategic alliances or site development opportunities that are revenue and cash flow-based.

Our ability to execute our strategy is dependent on several factors, including but not limited to: (i) our success in developing revenue, profitability and cash flow from our existing assets; (ii) additional financing for capital expenditures, acquisitions and working capital either in the form of equity or debt with terms and conditions that would be acceptable to us; (iii) identifying potential acquisitions of either assets or operational companies with prices, terms and conditions acceptable to us; (iv) the development of successful strategic alliances or partnerships; and (v) the extent and associated efforts and costs of federal, state and local regulations in each of the industries in which we currently or plan to operate in. There are no assurances that we will be successful in implementing our strategy and any negative result of one of the factors alone or in combination could have a material adverse effect on our business.  If we are unable to raise additional funds through debt or equity over and above current debt obligations, we will not be able to execute on our businsss strategy, and may not be able to sustain the filing of our SEC reports.

Customers

As of June 30, 2009, we did not have any customers as we had no active operations. As of June 30, 2008, we had one customer.

Dividends

We do not intend to pay dividends. Any change in this intention is at the discretion of the Board of Directors.

Employees

As of June 30, 2009 and 2008, we had 3 part time employees and 4 full time employees, respectively. We also utilize outsourced labor, consultants and temporary contract labor throughout the year to address business and administrative needs.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We do not expect any significant disruption in our business in our fiscal year ending June 30, 2010 as a result of labor negotiations, employee strikes or organizational efforts.

ITEM 1A – RISK FACTORS

Factors, Risks and Uncertainties That May Affect our Business

With the exception of historical facts stated herein, the matters discussed in this report on Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operations of Chartwell International, Inc. and its subsidiaries, (the “Company,” “we,” “us” or “our”), projected costs and expenses related to our operations, liquidity, capital resources, and availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially are discussed below. We disclaim any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Acquisition Strategy and Operations

We may be unable to afford ongoing administrative and reporting.  Our ability to continue administrative functions and preparation of SEC reports, including payment of our auditors and advisors, will be limited if we do not generate sufficient working capital through financing activities or the sale of assets.  If we are unable to pay the expenses associated with such reporting activities, we will be at risk of losing our OTCBB listing, and will be delinquent in our filings with the SEC.  Either or both of the forgoing adverse outcomes will have an impact on the market for our shares, and potentially on our long term survivial.

We may be unable to execute our acquisition growth strategy. Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, may present significant challenges to our management, particularly if several acquisitions occur at the same time. In short, we cannot be assured that: desirable acquisition candidates exist or will be identified, we will be able to acquire any of the candidates identified, we will effectively consolidate companies which are acquired and fully or timely realize the expected cost savings, economies of scale or business efficiencies, or any acquisitions will be profitable or accretive to our earnings.

We face challenges in attracting and retaining a qualified and experienced management team. Our success will depend largely on our ability to hire and retain qualified individuals to operate our business including, our directors, senior management and other key personnel as wells as board of director members. The loss of the services of any of these key personnel could have a material adverse effect on our business and financial results. Our failure to attract and retain qualified personnel could have a material adverse effect on our business and financial condition.

Integration of proposed acquisitions poses certain risks, and we do not currently have historical experience upon which to base an evaluation of the future prospects of success.  We have only a limited operating history upon which to base an evaluation of our business and our prospects. There can be no assurance that our senior management team will be able to manage the business successfully and implement our operating and growth strategies effectively. Our effective integration of acquired businesses into our organization and operations is and will continue to be important to our growth and future financial performance. A part of our strategy is to achieve economies of scale and operating efficiencies by increasing our size through acquisitions. These goals may not be achieved even if we effectively combine the operations of acquired businesses with our existing operations due to factors beyond our control, such as market position or customer base. Because of our limited operating history, there can be no assurance that our senior management team will succeed in integrating our future acquisitions. Any difficulties we encounter in the integration process could have a material adverse effect on our business, financial condition and results of operations.

                Additional factors may negatively impact our acquisition growth strategy. Our acquisition strategy may require spending significant amounts of capital. If we are unable to obtain needed financing on acceptable terms, we may need to reduce the scope of our acquisition growth strategy, which could have a material adverse effect on our growth prospects. The intense competition among our potential competitors pursuing the same acquisition candidates may increase purchase prices for acquisitions and increase our capital requirements and/or prevent us from acquiring certain acquisition candidates. If any of the aforementioned factors force us to alter our growth strategy, our financial condition, results of operations and growth prospects could be adversely affected.

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

Our planned mining operations are inherently subject to conditions that could affect levels of production and production costs at particular mines for varying lengths of time and could reduce our profitability.  Although we have no currently planned coal mining operations, planning those operations are subject to conditions or events beyond our control that could disrupt operations, affect production and increase the cost of mining for varying lengths of time and negatively affect our profitability. These conditions or events include, (i) unplanned equipment failures, which could interrupt production and require us to expend significant sums to repair our capital equipment that we would use to remove the soil that overlies coal deposits; (ii) geological conditions, such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; (iii) unexpected delays and difficulties in acquiring, maintaining or renewing necessary permits or mining or surface rights; (iv) unavailability of mining equipment and supplies and increases in the price of mining equipment and supplies; (v) shortage of qualified labor and a significant rise in labor costs; (vi) fluctuations in the cost of industrial supplies, including steel-based supplies, natural gas, diesel fuel and oil; (vii) unexpected or accidental surface subsidence from underground mining; (viii) accidental mine water discharges, fires, explosions or similar mining accidents; (ix) regulatory issues involving the plugging of and mining through oil and gas wells that penetrate the coal seams we mine; and (x) adverse weather conditions and natural disasters, such as heavy rains and flooding. If any of these conditions or events occur in the future at any of our mining complexes, our cost of mining and any delay or halt of production either permanently or for varying lengths of time could adversely affect our operating results.

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

We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of June 30, 2009, we had indebtedness of $4,946,000 of which $2,137,000 is due in less than one year. We cannot be assured that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — DESCRIPTION OF PROPERTY

Land and Leaseholds

We current occupy approximately 200 square feet of leased office space at 7637 Leesburg Pike, Falls Church, Virginia 22043 and it serves as our executive and administrative headquarters. Our lease expires on April 30, 2010 and the monthly rent amount is $250. Until September 2007, we occupied approximately 2,187 square feet of leased office space located at 177 Madison Avenue, 2nd Floor, Morristown, New Jersey 07960 that served as our executive and administrative headquarters. The lease expired on August 26, 2009. The monthly rental rate was $4,647. We had assigned the lease to a third party in September 2007, but retained financial responsibility for the lease in the event of the default of the assignee through the end of the lease term.

               As part of our acquisition of MNJ and subsequent recent sale of assets , we have approximately 65 remaining acres of mostly undeveloped industrial zoned land along or adjacent to the corridor of abandoned railroad track bedding and we are in the processing of selling this land and the associated abandoned right-of-way corridor to a number of purchasers.

Mineral Land Rights

As of June 30, 2009, we owned or controlled primarily through long-term leases approximately 9,320 acres of coal, limestone and clay mineral rights on land in southern Ohio. 1,320 acres of those properties are encumbered by mortgage liens held by certain creditors of Belville associated with promissory notes issued by Belville to such creditors. The following map illustrates the location of mineral rights we own or control.

Our Reserves

As of June 30, 2009, our proven and probable mineral reserves are located in Jackson, Scioto and Lawrence counties in the south east corner of the state of Ohio on approximately 1,320 acres of land that we own. We have additional mining rights to approximately 8,000 acres of land mostly relating to underground mining rights in the Wayne National Forest. We estimate that we own approximately 25.760 million tons of non-permitted proven and probable recoverable reserves of coal, approximately 2.737 million tons of non-permitted proven and probable recoverable reserves of limestone, and approximately 2.379 million tons of non-permitted proven and probable recoverable reserves of clay. Recoverable reserves include only saleable minerals and do not include minerals which would remain unextracted, such as support pillars and processing losses. Reserve estimates are prepared by contracted engineers and geologists and are reviewed and updated periodically.

The following table reflects our estimated unassigned recoverable mineral reserves as of June 30, 2009 and 2008:

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

As of June 30, 2009, approximately 100% of our estimated proven and probable mineral reserves were held in fee simple.

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

Southern Ohio Mine

Belville Mining Company, Inc. (“Belville”), owned by the Belville family, began development of the Southern Ohio Mine in 1960 in Aid and Symmes Townships in Lawrence County, Jackson County and Washington Township in Lawrence County, Ohio. The Southern Ohio Mine had been in continuous operation since 1960 consisting of mining coal, limestone and clay up until 1998. We estimate that approximately 3.77 million tons of coal, 25,000 tons of clay, and 433,000 tons of limestone were extracted from the Southern Ohio Mine. We acquired the stock of Belville in September 2005 and leased all the rights to mine coal, clay and limestone to our wholly owned subsidiary, Greater Ohio Resources, Inc. The leasing rights were assumed by us, as the parent company, on April 1, 2009.

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

Belville’s prior owners are contractually responsible for the cost of reclaiming portions of the Southern Ohio Mine, however, we are ultimately responsible to ensure that reclamation activities are performed as legally required. Belville is in the process of  the completion of reclamation efforts on approximately 20 acres of land under the direction of the Ohio Department of Natural Resources.

ITEM 3 — LEGAL PROCEEDINGS

On June 14, 2007, U.S. Rail Corporation filed a lawsuit against us in the U.S. District Court for the Southern District of Ohio, alleging that we failed to pay for railcar storage services totaling $88,200 from October 2005 through March 2006. We did not contract for these services and we have legally disputed this claim, however we had recorded the total disputed amount of the lawsuit as a current liability on our balance sheets until such time as this matter was resolved. On April 29, 2009, this lawsuit was settled in exchange for a payment of $22,500 to us to offset our legal fees and transfer of certain railway equipment assets to the plaintiff that were of de minimis value to us. We had previously accrued the railcar storage service fees and the settlement resulted in a reduction of our general and administrative expenses of $88,000 for the year ended June 30, 2009.

On August 20, 2009, Lucy Rasmussen filed a lawsuit against the Company for non-payment of a $500,000 note payable that was due on February 15, 2008. The Company had been and will continue to attempt to negotiate a reasonable settlement, including an extension to this note.  This note plus accrued interest is included in current liabilities in the accompanying consolidated balance sheet.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

                Our common stock is traded on the Over the Counter Bulletin Board under the symbol CWLT.  Until April 7, 2009 our symbol was CHWN; It was changed due to 2 for 1 reverse split of our common stock that became effective on April 8, 2009.

The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The prices shown have been retroactively adjusted to reflect the impact of our 2 for 1 reverse split of our common stock that became effective on April 8, 2009:

Year Ended June 30, 2009	High	Low
First Quarter (September 30, 2008)	$0.50	$0.10
Second Quarter (December 31, 2008)	$0.10	$0.08
Third Quarter (March 31, 2009)	$0.10	$0.10
Fourth Quarter (June 30, 2009)	$0.10	$0.00

Year Ended June 30, 2008	High	Low
First Quarter (September 30, 2007)	$1.50	$0.60
Second Quarter (December 31, 2007)	$0.74	$0.06
Third Quarter (March 31, 2008)	$0.50	$0.10
Fourth Quarter (June 30, 2008)	$0.60	$0.26

The closing price for our common stock on June 30, 2009 was $0.01.

Stockholders

As of June 30, 2009, there were 9,494,013 shares of common stock issued and outstanding held by 526 stockholders of record (not including street name holders).

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

Recent Sales of Unregistered Securities

On December 31, 2007, we issued 5,000 shares of common stock to a consultant in exchange for services valued at $0.08 per share or $400. Our management valued the shares of common stock at the closing market price on the date of the transaction. We issued the shares of common stock in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

On August 11, 2008, we issued 830,770 shares of common stock to Orchestra Finance, LLP in exchange for services valued at $0.26 per share or $216,000. Our management valued the shares of common stock at the closing market price on the date of the transaction. We issued the shares of common stock in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

           On January 1, 2009, we issued 750,000 shares of common stock to an officer and an employee in exchange for services valued at $0.10 per share or $75,000, and we issued 600,000 shares of common stock to an accredited foreign private investor valued at $0.10 per share or $60,000 and we recorded it as a financing fee for agreeing to defer accrued and outstanding interest payments on a promissory note due to the investor. Our management valued the shares of common stock at the closing stock market price on the date of the transaction. We issued the shares of common stock in reliance on Section 506 of Regulation D of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2006 Equity Incentive Plan and (b) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2009.

Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding	securities
	warrants	options, warrants	reflected in
Plan Category	and rights(1)	and rights	column (a))
Equity compensation plans approved by security holders(2)	425,000	$5.22	192,560
Equity compensation plans not approved by security holders	—	$—	N/A
Total	425,000	$5.22	192,560

(1)	Number of shares is subject to adjustment in the future for changes in capitalization resulting from stock splits, stock dividends and similar events.

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

ITEM 6 — SELECTED FINANCIAL DATA

Item not required for a smaller reporting company.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

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

The discussion and financial statements contained herein are from our inception of March 3, 2005 to our fiscal year ended June 30, 2009.

Background and Corporate History

We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are owners of land and mineral rights. Our primary revenue-generating business until January 24, 2008 was the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We provided limited rail-based transportation of commodities through our MNJ subsidiary until March 31, 2009. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We recently changed our focus and are no longer pursuing strategies related to waste by rail, waste disposal options and landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.

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

On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc., a New Jersey corporation including its wholly-owned subsidiary, MNJ. that owns and operates a regional short-line railroad in Middletown, New York. MNJ owns and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s operations were limited and we made some limited capital improvements. We were considering operational infrastructure alternatives to both increase the volume of activity on the railroad including partnering with other railroads to manage and operate MNJ on our behalf.

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

On August 29, 2006, our wholly-owned subsidiaries, Hudson and Hudson Logistics Loading, Inc. (“HLL”) completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). We acquired these agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. We began transload activities on this site on September 11, 2006. On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008. .  As a result of the asset sale, we no longer had rail-based solid waste transportation operations. We decided to discontinue pursuing any strategy related to waste by rail, waste management and landfill operations. We have assigned remaining assets and liabilities of HLI and HLL to Chartwell International, Inc. and surrendered the corporate charters of HLL and HLI on May 30, 2008 and September 19, 2008, respectively.

On January 31, 2009 we consummated an agreement with Tealinc, Ltd. for the sale of all 60 of our completed railcars for a total of $1,380,000 in cash proceeds.

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

Effective April 1, 2009, in our efforts to reduce operating costs, the limited operations of our subsidiaries Greater Hudson Resources, Inc. and Greater Ohio Resources, Inc. were terminated, all the assets and liabilities of both entities were assigned to Chartwell International, Inc., and their corporate charters were surrendered on May 12, 2009 and May 19, 2009, respectively.

On June 15, 2009 we assigned all the remaining assets and liabilities of MNJ to Chartwell International, Inc. We surrendered the corporate charter of MNJ on October 5, 2009.

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

Revenue Recognition. We generated revenue from rail transportation until March 31, 2009 and we generated revenue from solid waste transportation and disposal services until January 24, 2008. The timing of our revenue recognition for solid waste transportation and disposal services depended on the type of service that we provide to our customers. We recognized revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognized revenue for waste management services when we complete the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility were generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services were generally 15 to 30 days. We generated limited revenue from rail transportation and we recognized revenue on the completion of transportation across our short line railroad. Our credit terms were generally 15 to 30 days. We maintained reserves for potential credit losses on solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We did not maintain a reserve for rail transportation as we had one customer and we had not incurred any losses since we began generating revenue in February 2006.

Stock Based Compensation. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock or 905,060 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

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

Impairment of Long-Term Assets. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007, March 31, 2008, December 31, 2008 and June 30, 2009 our management identified certain railroad equipment assets, and, land and related infrastructure associated with our MNJ and Belville subsidiaries that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired in comparison to prices for similar assets and we recorded write-downs totaling $3,027,000 ($894,000 at December 31, 2007, $1,361,000 at March 31, 2008, $470,000 at December 31, 2008 and $302,000 at June 30, 2009) based on our estimates of their market value.

Results of Operations

Comparison for the year ended June 30, 2009 and 2008

We reported a net loss for the year ended June 30, 2009 of $2,237,000 or $0.26 per share on a basic and diluted basis as compared to a loss for the year ended June 30, 2008 of $5,053,000 or $0.72 per share on a basic and diluted basis.

Revenues

Revenues for the year ended June 30, 2009 of $140,000 consisted primarily of rail transportation income from MNJ of $132,000. Revenues for the year ended June 30, 2008 of $2,543,000 consisted primarily of solid waste disposal fees from our transload facility in Passaic, New Jersey of $2,375,000 and rail transportation income from MNJ of $168,000. We received disposal fees and revenue was recognized upon performance of the services. The decline in our revenue during the year was the result the sale of the assets related to and the permanent closure of our transload facility on January 24, 2008.

Cost of Revenues

Cost of revenues for the year ended June 30, 2009 was $0 or 0.0% of revenues as compared to $2,397,000 or 94.3% of revenues for the year ended June 30, 2008. There is no cost of revenue associated with our rail transportation income. Our cost of revenues in prior periods where we had solid waste disposal operations consisted primarily of truck and rail transportation costs; landfill tipping fees and other waste disposal equipment operational costs. Our cost of revenues varied from period to period as percentage of revenue depending on such factors as the volume of waste disposal services, the cost of fuel, our ability to negotiate favorable contracts with transportation companies and landfills, the type and cost of railway cars and other equipment used and the leveraging of operational efficiencies.

Gross Profit

Gross profit for the year ended June 30, 2009 was $140,000 as compared to $146,000 for the year ended June 30, 2008. Our gross profit as a percentage of revenue has varied and will continue to vary from period to period due to variations in factors discussed above in ‘Cost of Revenues’.

General and Administrative Expenses

General and administrative expenses decreased by $2,997,000 to $1,599,000 for the year ended June 30, 2009 from $4,596,000 for the year ended June 30, 2008. This decrease was primarily due to the sale of the assets and the closure of our transload facility on January 24, 2008, the impairment in the value of certain railroad assets of $2,254,000 and bad debt expenses of $246,000 that was recorded during the year ended June 30, 2008. General and administrative expenses during the current year excluding the impairment in the value of certain railroad assets of $772,000 consisted primarily of the following:

•	salaries and employee expenses of $279,000

•	engineering and other consulting services of $15,000

•	rents, utilities, telephone and office related expenses of $42,000

•	professional fees of $195,000

•	investment and management consulting fees of $120,000

•	travel expenses of $50,000

•	depreciation and amortization expense of $21,000.

Loss from operations for the year ended June 30, 2009 also included losses for the sale of property and equipment of $102,000 and financing fees of $277,000 for services provided in connection with equity, debt, acquisition and divestiture transactions.

General and administrative expenses of $4,596,000 for the year ended June 30, 2008 excluding the impairment in the value of assets of $2,254,000 and bad debt expenses of $246,000 consisted primarily of the following:

•	salaries and employee expenses of $849,000

•	engineering and other consulting services of $141,000

•	rents, utilities, telephone and office related expenses of $142,000

•	repairs and maintenance of $69,000

•	professional fees of $405,000

•	investment and management consulting fees of $120,000

•	travel expenses of $66,000

•	depreciation and amortization expense of $218,000.

Loss from operations for the year ended June 30, 2008 also included losses for the sale of property and equipment of $458,000 and a gain on the sale of capacity and loading rights of $147,000.

Other Income and Expenses

Other expenses increased by $103,000 to $395,000 for the year ended June 30, 2009 from $292,000 for the year ended June 30, 2008.  Other expenses for the year ended June 30, 2009 consisted of net interest expenses. Other expenses for the year ended June 30, 2008 consisted of net interest expenses of $471,000 partially offset by a gain on the settlement of notes payable of $179,000.

Income Tax Provision

We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.

Liquidity and Capital Resources

At June 30, 2009, we had working capital deficiency of $2,413,000. We recorded a loss for the year ended June 30, 2009 of $2,237,000 and we have accumulated losses from inception on March 3, 2005 of $15,561,000. Given our June 30, 2009 cash balance of $19,000 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2010 and we will be required to raise capital through debt or equity financings or sell, dispose or liquidate certain of our assets to generate cash and reduce our short term debt obligations. There are no assurances that any of these financing alternatives will be available to us, or if available, on terms satisfactory to us. If we are unable to raise additional capital or generate necessary working capital from operations or through the sale of assets, our financial position will be seriously and adversely affected.

During the year ended June 30, 2009, we sold our fleet or railcars and most of the assets of our MNJ short line railroad in Middletown, New York. These events had the most significant impact on our cash flow in this year. We received approximately $1,771,000 in net proceeds from the sale of our railcars and railcar deposits, $311,000 in net proceeds for the sale of the MNJ assets and we reduced a secured note by $1,715,000. The following is a summary discussion of our cash flow.

Cash decreased by $163,000 for the year ended June 30, 2009 from $182,000 on June 30, 2008 to $19,000.

We reported cash flow used in operations for the year ended June 30, 2009 of $139,000 consisting primarily of our net loss of $2,237,000 mostly offset by increases of $329,000 in accounts payable and accrued liabilities, decreases of $410,000 in accounts receivable and deposits, the non-cash losses due to asset impairments and asset sales of $878,000, and the value of stock issues for services of $426,000.

Cash provided by investing activities in the year ended June 30, 3009 totaled $1,691,000 consisting primarily of the proceeds of the sales of property and equipment of $1,691,000.

Cash used by financing activities for the year ended June 30, 2009 totaled $1,715,000 consisting primarily of principal payments on notes payable of $1,719,000.

Our long-term debt includes approximately $2,137,000 of principal payments and $3,000 in accrued interest expenses that are due within the next year. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency and failure by us to renegotiate such existing debt obligations and commitments would have a negative impact on our business and financial condition, and may result in legal claims by our creditors. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets.

Capital Expenditures

During the year ending June 30, 2009, we did not incur any material capital expenditures nor do we anticipate any material capital expenditures during fiscal 2010.

Pursuant to a lease agreement executed on June 12, 2006, we entered into a lease for office space in Morristown, New Jersey that served as our corporate headquarters and administrative offices. On September 13, 2007, we assigned the lease for office space in Morristown, New Jersey that until August 31, 2007 served as our executive offices. Although we assigned the lease to a third party we may have been responsible for lease payments in the event the assignee defaulted on its payments due to the landlord. The assigned lease expired on August 26, 2009 and had minimum monthly lease payments of $4,647.

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments Due by Period
Contract Obligations		Less than			More than
At June 30, 2009	Total	1 Year	1-3 years	3-5 years	5 years
Long Term Debt	$4,946,000	$2,137,000	$2,329,000	$—	$480,000
Lease Obligations	9,000	9,000	—	—	—
Total Contractual Obligations	$4,955,000	$2,146,000	$2,329,000	$—	$480,000

The above table outlines our obligations as of June 30, 2009 and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Transactions

There are no off balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item not required for smaller reporting company.

ITEM 8 — FINANCIAL STATEMENTS

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page 27.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) — CONTROLS AND PROCEDURES

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

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the fourth quarter of fiscal 2009 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting and permitting appropriate segregation of duties.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in  Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2009.

Our disclosure controls and procedures are not effective as of the end of the fourth quarter of fiscal 2009 due to material weaknesses that exist in our internal control structure that are primarily due to the lack of appropriate resources dedicated to external financial reporting. A key element to any effective system of internal control is the segregation of tasks, duties and responsibilities between staff members with regard to initiation, recording, verification, review and authorization of transactions. We can remediate this material weakness by hiring two additional staff persons to handle clerical and technical accounting functions which will allow us to appropriately segregate duties that would result in more effective internal controls over financial reporting. We estimate the annual cost of this remediation to be approximately $120,000. This includes staff costs as well as the infrastructure to support this staff expansion. Our current level of operations is very limited as are the associated transactions. As a result, at the present time, it is not practical or financially reasonable for us to undertake this remediation until the size of operations and transactions warrants the additional expenditure. In the interim, we have been providing our non-executive Board of Directors members with detailed monthly financial reports to enhance our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

We have had very limited operations and there were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

Directors and Executive Officers

                The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became one of our directors or executive officers. Our executive officers are elected annually by the Board of Directors. Each year the stockholders elect the Board of Directors. The executive officers generally serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer. The number of directors ranges from three to seven. The Board has fixed the number of directors at four and has two vacancies, but is actively seeking additional independent directors.

Person	Age	Position
Imre Eszenyi	41	Chairman of the Board, Acting President and Vice President
Paul Biberkraut	48	Chief Financial and Administrative Officer and Secretary
David Adams	51	Director, Assistant Secretary

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

Paul Biberkraut joined us as our Chief Financial and Administrative Officer in January 2006 and became our Secretary in 2007. Since May 2008, Mr. Biberkraut has served as the Director of Finance and Resources for City YMCA, London, a not-for-profit youth services organization. From December 2002 through January 2006, Mr. Biberkraut was the Executive Vice President, Chief Financial Officer and Secretary of Superior Galleries, Inc., a publicly traded dealer and auctioneer of rare coins. Mr. Biberkraut served on the Board of Directors of Superior Galleries, Inc. until December 2006 and had been a Director since December 2002. From December 2000 to November 2002, Mr. Biberkraut was a senior finance manager for information technology at PacifiCare Health Systems, Inc., a public traded health care insurance company. Mr. Biberkraut attended McGill University where he received a Bachelor of Commerce and Graduate Diploma in Public Accountancy, and he received an M.B.A. from Pepperdine University. Mr. Biberkraut is a Chartered Accountant and is a member of Canadian Institute of Chartered Accountants.

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

Audit Committee

We established a separately-designated standing Audit Committee in December 2005 in accordance with section 3(a)(58)(A) of the Exchange Act and appointed Mr. Charles Srebnik as the sole member of that committee. Mr. Srebnik resigned as chairman of our audit committee and as a director on February 25, 2009. Until such time as an independent director who qualifies as an audit committee financial expert is appointed, our Board of Directors will act as the audit committee.

Audit Committee Financial Expert

From December 2, 2005 and until February 25, 2009, Mr. Srebnik served as the chairman of our Audit Committee, and was qualified as an Audit Committee Financial Expert. Mr. Srebnik was independent as determined by the NASD listing standards.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission during the year ended June 30, 2009, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics appears on our web site at  www.chartwellinternational.com.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation

The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our chief executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended June 30, 2009 and 2008. Other than as set forth below, no executive officer’s total annual salary and bonus exceeded $100,000 during our last fiscal period.

Summary Compensation Table

						NON-
						EQUITY	NON-
						INCENTI-	QUALIFIED
						VE	DEFERRED	ALL
						PLAN	COMPENSA-	OTHER
				STOCK	OPTION	COMPEN-	TION	COMPENS-
NAME AND		SALARY	BONUS	AWARDS (4)	AWARDS (4)	SATION	EARNINGS	ATION	TOTAL
PRINCIPAL	YEAR	($)	($)	($)	($)	($)	($)	($)	($)
POSITION (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Imre Eszenyi,	20098	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Chairman of the Board, Acting President and Vice President (1)	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Paul Biberkraut,	2009	$40,500	$-0-	$69,500	$-0-	$-0-	$-0-	$-0-	$110,000
Chief Financial and Administrative Officer and Secretary	2008	$104,788	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$104,788
Thomas Winant,	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Vice President of Sales and Operations (2)	2008	$109,897	$-0-	$-0-	$-0-	$-0-	$-0-	$1,308	$111,205

(1)	Mr. Eszenyi does not have an employment engagement and does not receive compensation for his duties as acting president. Aggregate number of stock awards outstanding as of June 30, 2009 is 75,000.

(2)	Mr. Winant’s employment with Chartwell was terminated on January 31, 2008. All other compensation consists of commission.

Employment Agreements

Effective January 16, 2006, we entered into a two-year employment agreement with Paul Biberkraut to serve as our Chief Financial and Administrative Officer. Mr. Biberkraut was paid an annual salary of $180,000 subject to an increase of up to 15% based on an annual review. Initially, Mr. Biberkraut was paid a bonus of $10,000 on January 16, 2006 and an additional bonus of $10,000 was paid on July 15, 2006. Mr. Biberkraut was entitled to participate in our cash management incentive bonus and equity incentive plans upon formation and approval by the Board of Directors, provided, however, cash bonuses shall not exceed 50% of each his base salary then in effect. Additionally, Mr. Biberkraut was granted 12,500 shares of restricted common stock vesting based on certain future liquidity events and awarded an option to acquire 75,000 shares of common stock that vested in equal increments on February 15, 2007 and February 15, 2008. In September 2007, Mr. Biberkraut verbally agreed to reduce his base annual salary to $60,000. The agreement expired on January 16, 2008.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
EQUITY
INCENTIVE
								EQUITY	PLAN
								INCENTIVE	AWARDS:
								PLAN	MARKET OR
			EQUITY					AWARDS:	PAYOUT
			INCENTIVE PLAN			NUMBER	MARKET	NUMBER OF	VALUE OF
			AWARDS:			OF	VALUE OF	UNEARNED	UNEARNED
	NUMBER OF	NUMBER OF	NUMBER OF			SHARES	SHARES	SHARES,	SHARES,
	SECURITIES	SECURITIES	SECURITIES			OR UNITS	OR UNITS	UNITS OR	UNITS OR
	UNDERLYING	UNDERLYING	UNDERLYING			OF STOCK	OF STOCK	OTHER	OTHER
	UNEXERCISED	UNEXERCISED	UNEXERCISED	OPTION	OPTION	THAT	THAT	RIGHTS THAT	RIGHTS THAT
	OPTIONS (#)	OPTIONS (#)	UNEARNED	EXERCISE	EXPIRATION	HAVE NOT	HAVE NOT	HAVE NOT	HAVE NOT
NAME	EXERCISABLE	UNEXERCISEABLE	OPTIONS (#)	PRICE ($)	DATE	VESTED (#)	VESTED ($)	VESTED (#)	VESTED ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Imre Eszenyi	—	—	—	—	—	—	—	—	—
Paul Biberkraut (1)	75,000	—		$6.00	02/15/11	500,000	$5,000	—	—
Thomas Winant	—	—	—	—	—	—	—	—	—

(1)
The 75,000 common stock options were granted under our 2006 Equity Incentive Plan and are fully vested. The 500,000 common shares vests at earlier of certain liquidity events in our common stock or January 1, 2010.

Compensation of Directors

During the year ended June 30, 2009 our directors received compensation as follows:

•
The chairman of the audit committee received $1,000 per month until December 31, 2009 totaling $6,000 and received a grant under our 2006 Equity Incentive Plan of 112,500 shares of our common stock valued $29,250.

•	David Adams received a grant under our 2006 Equity Incentive Plan of 100,000 shares of our common stock valued at $26,000.

During the year ended June 30, 2008, our directors did not receive any compensation with the exception of the chairman of our audit committee who received cash compensation of $1,000 per month totaling $12,000.

All directors are reimbursed for certain expenses in connection with attendance at board meetings.

The following table summarizes the compensation earned by directors for the year ended June 30, 2009

CHANGE IN
PENSION VALUE
AND
	FEES			NON-EQUITY	NONQUALIFIED
	EARNED			INCENTIVE	DEFERRED
	OR PAID	STOCK	OPTION	PLAN	COMPENSATION	ALL OTHER
	IN CASH	AWARDS	AWARDS	COMPENSATION	EARNINGS	COMPENSATION	TOTAL
NAME	($)	(1) ($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)		(f)	(g)	(h)
David Adams	$—	$26,000	$—	$—	$—	$—	$26,000
Charles Srebnik	$6,000	$29,250	$—	$—	$—	$—	$35,250

(1)
The assumptions underlying the valuation of stock awards can be found in Note 9 of our Notes to Consolidated Financials that begin on page 43 of this document. The aggregate number of stock awards outstanding at June 30, 2009 for Mr. Adams is 100,000.

As we continue to seek, identify and retain additional independent directors, a director compensation policy in the form of stock-based compensation or cash, or a combination of both, will be established. We will be seeking at least three independent board members who have relevant industry experience and financial expertise and to ensure that we have a majority of outside independent directors.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 7, 2009, the number and percentage of outstanding shares of our common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

		Amount and Nature
		of Beneficial	Percentage of
Name and Address		Ownership of	Common Stock
of Beneficial Owner	Title of Class	Common Stock(1)	Outstanding(1)
Imre Eszenyi(2) (3)	Common (3)	3,109,770	32.769%
Paul Biberkraut(2)	Common (4)	650,000	6.79%
David Adams(2)	Common (5)	189,375	1.99%

Orchestra Finance, LLP, No. 7 Inverness Gardens, London, UK W8 4RN	Common	2,951,185	31.80%
Fonditel Velociraptor, FL Pedro Teixeira Street, 8, 3rd Floor 28020 Madrid, Spain	Common (6)	750,000	7.90%
Robert Skinner, 67 Buena Vista Avenue, Mill Valley, CA 94941	Common	692,000	7.29%
Faisal A. Alhegelan c/o Hogan & Hartson L.L.P. 555 Thirteenth Street, NW Washington, DC 20004	Common )	650,000	6.81%
All Executive Officers and Directors as a Group (3 persons)	Common (3)(4)(5)	7,370,620	41.60%

(1)
Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 9,494,013 shares of common stock outstanding as of August 7, 2009. We are informed that these persons hold the sole voting and dispository power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of September xx, 2009, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The address for Messrs. Eszenyi, Biberkraut and Adams is 7637 Leesburg Pike, Falls Church, VA 22043

(3)	Includes 5,901,370 shares owned by Orchestra Finance, LLP, of which Mr. Eszenyi is the managing partner. Mr. Eszenyi disclaims beneficial ownership over these shares.

(4)	Includes 75,000 shares of common stock issuable upon the exercise of options held by Mr. Biberkraut which are exercisable within 60 days of this table.

(5)	Includes 50,000 shares owned by Weintraub Genshlea Chediak, a law firm of which Mr. Adams is a shareholder, and disclaims beneficial ownership.

(6)	Includes 250,000 shares held in the name of Eurovalor Estados Unidos, FI based on our knowledge that the two entities are controlled or are under the common direction of the same principals.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of June 30, 2007, we reported $10,000 due to Orchestra for consulting and financing placement fees. As of January 1, 2008, we extended the agreement on a month-to-month basis. On August 11, 2008, we renewed the agreement for two years retroactive to January 1, 2008. As of June 30, 2009 we reported $18,000 due to Orchestra.

We paid $33,000 and $92,000 in cash for legal services to a law firm, Weintraub Genshlea Chediak, during the years ended June 30, 2009 and 2008, respectively, of which, David Adams, a director of ours was a shareholder. In addition, we reported $83,000 due to a law firm, Weintraub Genshlea Chediak, of which, David Adams, a director of ours is a shareholder, for legal services at June 30, 2009.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided Urish Popeck & Co., LLC (“Urish”) for the fiscal years shown.

	June 30,
	2009	2008
Audit Fees	$80,000	$125,000
Audit — Related Fees	—	—
Tax Fees	35,000	41,000
All Other Fees	—	—
Total	$115,000	$166,000

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

Our Audit Committee approved the Audit Fees for fiscal years ending June 30, 2009 and 2008. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement review. Prior to the formation of our audit committee the full Board of Directors pre-approved all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 15 — EXHIBITS

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

23.1	Consent of Urish Popeck & Co., LLC

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index
(1)	Incorporated by reference to Form 8-K dated June 27, 2005.

(2)	Incorporated by reference to Form 8-K dated July 11, 2005.

(3)	Incorporated by reference to Form 8-K dated July 8, 2005.

(4)	Incorporated by reference to Form 8-K dated April 20, 2005.

(5)	Incorporated by reference to Form 8-K dated March 23, 2005.

(6)	Incorporated by reference to Form 8-K dated September 8, 2005.

(7)	Incorporated by reference to Form 8-K dated November 16, 2005.

(8)	Incorporated by reference to Form 8-K dated December 30, 2005.

(9)	Incorporated by reference to Form 8-K dated December 30, 2005.

(10)	Incorporated by reference to Form 8-K dated March 15, 2006.

(11)	Incorporated by reference to Form 8-K dated March 15, 2006.

(12)	Incorporated by reference to Form 8-K dated April 26, 2006.

(13)	Incorporated by reference to Form 8-K dated August 24, 2006.

(14)	Incorporated by reference to Form 8-K dated November 21, 2006.

(15)	Incorporated by reference to Form 10K dated September 27, 2006.

(16)	Incorporated by reference to Form 8-K dated March 8, 2007.

(17)	Incorporated by reference to Form 8-K dated March 26, 2007.

(18)	Incorporated by reference to Form 8-K dated December 27, 2007.

(19)	Incorporated by reference to Form 8-K dated January 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTWELL INTERNATIONAL, INC.

Dated: October 13, 2009	/s/ Imre Eszenyi
By: Imre Eszenyi
Its: Acting President (Principal Executive Officer) and Chairman of the Board

Dated: October 13, 2009	/s/ Paul Biberkraut
By: Paul Biberkraut
Its: Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Imre Eszenyi Imre Eszenyi	Director	October 13, 2009

/s/ David C. Adams David C. Adams	Director	October 13, 2009

Chartwell International, Inc.
Index to Financial Statements
June 30, 2009

INDEX

Page
Independent Registered Public Accounting Firm’s Report	29
Financial Statements
Consolidated Balance Sheets	30
Consolidated Statements of Operations	318
Consolidated Statements of Stockholders’ Equity	329
Consolidated Statements of Cash Flows	34
Notes to Consolidated Financial Statements	365

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
 Chartwell International, Inc. and Subsidiaries
 (a development stage company)
 Falls Church, Virginia

We have audited the accompanying consolidated balance sheet of Chartwell International, Inc. and Subsidiaries (a development stage Company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008. We have also audited the consolidated statements of operations, stockholders’ equity and cash flows for the period from inception (March 3, 2005) to June 30, 2009, except that we did not audit these financial statements for the period from inception (March 3, 2005) through July 31, 2005. Those statements were audited by other auditors whose report dated December 14, 2005 expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (March 3, 2005) to July 31, 2005, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chartwell International, Inc. and Subsidiaries (a development stage Company) as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 and for the period from inception (March 3, 2005) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 5 to the financial statements, the Company has suffered recurring losses from operations, currently has no active operations and has a significant working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pittsburgh, Pennsylvania	/s/ Urish Popeck & Co., LLC
October 13, 2009	URISH POPECK & CO., LLC

Chartwell International, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Balance Sheets
(in thousands)
	June 30,	June 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents (Note 1)	$19	$182
Accounts receivable, net of allowance for uncollectible accounts of $0 (2009) and $0 (2008) (Note 1)	—	19
Deposits (Note 2)	—	391
Prepaid expense and other	6	19
Total current assets	25	611
Long-term assets (Notes 1, 4)
Property and equipment, net (Note3)	—	2,125
Land	728	1,192
Mineral rights	5,447	5,447
Investment, at cost	123	123
Other	9	9
Total long-term assets	6,307	8,896
Total assets	$6,332	$9,507
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$201	$345
Due to related parties	100	19
Notes payable (Note 4)	2,137	2,007
Total current liabilities	2,438	2,371
Long-term liabilities
Notes payable, net of current portion (Note 4)	2,809	4,264
Total long-term liabilities	2,809	4,264
Total liabilities	5,247	6,635
Commitments and Contingencies (Notes 4 and 7)
Stockholders’ Equity (Note 6)
Preferred stock, $0.001 par value, 25,000 shares authorized Series A Preferred shares, $0.001 par value, 20 shares designated and 1.95 issued and outstanding	2,000	2,000
Common shares, $0.001 par value, 100,000 shares authorized 9,494 and 7,026 issued and outstanding at June 30, 2009 and 2008, respectively	9	14
Additional paid in capital	14,637	14,182
Accumulated deficit	(15,561)	(13,3244)
Total stockholders’ equity	1,085	2,872
Total liabilities and stockholders’ equity	$6,332	$9,507

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Operations
(in thousands, except per share data)

			Cumulative
	For the	For the	from March 3,
	year ended	year ended	2005, Inception
	June 30,	June 30,	to June 30,
	2009	2008	2009
Revenue	$140	$2,543	$10,041
Cost of revenue	—	2,397	9,221
Gross profit	140	146	820
General and administrative expenses	1,599	4,596	13,468
Loss (gain) on sale of property and equipment	106	458	430
Loss (gain) on sale of capacity and loading rights	—	(147)	(147)
Finance placement fees	277	—	1,336
Loss from operations	(1,842)	(4,761)	(14,267)
Other income (expense)
Interest, net (Note 4 )	(395)	(471)	(1,548)
Gains on notes settlements	—	179	254
Total other income (expense)	(395)	(292)	(1,294)
Loss before income tax provision	(2,237)	(5,053)	(15,561)
Income tax provision	—	—	—
Net loss	$(2,237)	$(5,053)	$(15,561)
Net loss per common share, basic and diluted	$(0.26)	$(0.72)	$(2.20)
Weighted average number of common shares outstanding, basic and diluted	8,681	7,023	7,077

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Preferred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Stockholders’
	Shares	$	Shares	$	Capital	Deficit	Equity
Balance, March 3, 2005	—	$—	1,208	$1	$(201)	$—	$(200)
Common stock issued for cash	—	—	4,489	4	9,787		9,791
Common stock issued for services	—	—	147	1	440		441
Net loss from March 3, 2005, Inception to July 31, 2005						(973)	(973)
Balance, July 31, 2005	—	—	5,844	6	10,026	(973)	9,059
Common stock issued for cash	—	—	232	—	850		850
Common stock issued in partial payment of notes receivable	—	—	150	—	325		325
Common stock issued in partial payment of acquisition	—	—	601	1	1,802		1,803
Common stock issued for services	—	—	271	—	812		813
Fair value of stock options granted					32		32
Common stock redeemed for cash	—	—	(150)	—	(275)		(275)
Net loss for the eleven months end June 30, 2006						(3,298)	(3,298)
Balance, June 30, 2006	—	—	6,948	7	13,573	(4,271)	9,309
Common stock issued for cash	—	—	60	—	283		283
Series A Preferred stock issued for cash and common stock redemption	2	2,000	(200)	—	(500)		1,500
Common stock issued for services	—	—	213	—	429		429
Fair value of stock options granted	—	—	—	—	194		194
Net loss for the year end June 30, 2007						(4,000)	(4,000)
Balance, June 30, 2007	2	2,000	7,021	7	13,979	(8,271)	7,715
Common stock issued for services	—	—	5	—	—		—
Fair value of stock options granted	—	—	—	—	210		210
Net loss for the year end June 30, 2008						(5,053)	(5,053)
Balance, June 30, 2008	2	$2,000	7,026	$7	$14,189	$(13,324)	$2,872
Common stock issued for services	—	—	2,468	2	424		426
Fair value of stock options granted	—	—	—	—	20		20
Swing sale profit on common stock	—	—	—	—	4		4
Net loss for the year end June 30, 2009						(2,237)	(2.236)
Balance, June 30, 2009	2	$2,000	9,494	$9	$14,637	$(15,561)	$1,085

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(in thousands)

			Cumulative
	For the	For the	from March 3,
	year ended	year ended	2005, Inception
	June 30,	June 30,	to June 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(2,237)	$(5,053)	$(15,5614)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	21	218	597
Impairment of asset value	772	2,255	3,027
Loss (gain)on sales of property and equipment	106	457	430
Gain on sale of capacity and loading rights	—	(147)	(147)
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	—	(179)	(219)
Fair value of stock options granted	20	209	455
Fair value of common stock issued for services	426	—	2,109
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	19	488	2
Deposits	391	145	(391)
Prepaid and other	14	28	(6)
Accounts payable and accrued liabilities	248	(758)	866
Due to related parties	81	5	100
Net cash used in operating activities	(139)	(2,332)	(8,382)
Cash flows from investing activities
Purchase of property and equipment	—	—	(3,794)
Purchase of capacity and loading rights	—	—	(1,509)
Proceeds on sales of property and equipment	1,691	390	2,310
Proceeds on sale of capacity and loading rights	—	1,455	1,455
Exercise of mining rights options	—	—	(102)
Deposits	—	6	(108)
Investment, at cost	—	(23)	(123)
Restricted cash	—	279	—
Cash paid in acquisitions	—	—	(4,597)
Cash received in acquisitions	—	—	82
Net cash provided by (used in) investing activities	1,691	2,107	(6,387)
Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	—	(275)
Borrowings under notes payable	—	—	5,375
Repayments under notes payable	(1,719)	(297)	(3,100)
Issuance of common stock	—	—	10,924
Issuance of preferred stock	—	—	1,500
Short swing sale profit on common stock	4		4
Redemption of common stock	—	—	(275)
Net cash provided by (used in) financing activities	(1,715)	(297)	14,788
Net increase (decrease) in cash	(163)	(522)	19
Cash and cash equivalents, beginning of period	182	704	—
Cash and cash equivalents, end of period	$19	$182	$19

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
 (A Development Stage Company)
 Consolidated Statements of Cash Flows  (continued)
 (in thousands)

			Cumulative
	For the	For the	from March 3,
	year ended	year ended	2005, Inception
	June 30,	June 30,	to June 30,
	2009	2008	2009
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$99	$238	$1,297
Income taxes	$—	$—	$—
Non-Cash Investing and Financing Activities
Notes payable assumed by purchaser on sale of equipment	$—	$337	$337
Deposits applied to accounts payable	$—	$(105)	$(105)
Preferred stock issued in exchange for redemption of common stock	$—	$—	$(500)
Common stock issued in partial payment of note receivable	$—	$—	$(325)
Software acquired under capital lease	$—	$—	$(27)
Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$—	$(1,803)
Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)
Interest accrued to notes payable	$(296)	$(233)	$(779)

(See accompanying notes to Consolidated Financial Statements)

Chartwell International, Inc. and Subsidiaries
 (A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Organization and Business

Chartwell International, Inc. (the “Company,” “we,” “us,” “our”) is a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiaries, are owners of land and mineral rights. Our primary revenue-generating business until January 24, 2008 was the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. We provided limited rail-based transportation of commodities through our MNJ subsidiary until March 31, 2009. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We recently changed our focus and are no longer pursuing strategies related to waste by rail, waste disposal options and landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.

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

On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. (“Cranberry Creek”), a New Jersey corporation including its wholly owned subsidiary, Middletown & New Jersey Railway Company, Inc. that owns and operates a regional short-line railroad in Middletown, New York (“MNJ”). MNJ owned and operated a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s operations were limited and we made some limited capital improvements. We were considering operational infrastructure alternatives to both increase the volume of activity on the railroad including partnering with other railroads to manage and operate MNJ on our behalf.

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

Chartwell International, Inc. and Subsidiaries
 (A Development Stage Company)
 Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (continued)

Organization and Business (continued)

On August 29, 2006, our wholly-owned subsidiaries, Hudson and Hudson Logistics Loading, Inc. (“HLL”) completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). We acquired these agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. We began transload activities on this site on September 11, 2006. On January 24, 2008, our wholly-owned subsidiaries HLI and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008.  As a result of the asset sale, we no longer had rail-based solid waste transportation operations. We decided to discontinue pursuing any strategy related to waste by rail, waste management and landfill operations. We have assigned remaining assets and liabilities of HLI and HLL to Chartwell International, Inc. and surrendered the corporate charters of HLL and HLI on May 30, 2008 and September 19, 2008, respectively.

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

Effective April 1, 2009, in our efforts to reduce operating costs, the limited operations of our subsidiaries Greater Hudson Resources, Inc. and Greater Ohio Resources, Inc. were terminated, all the assets and liabilities of both entities were assigned to Chartwell International, Inc., and their corporate charters were surrendered on May 12, 2009 and May 19, 2009, respectively.

On June 15, 2009 we assigned all the remaining assets and liabilities of MNJ to Chartwell International, Inc. We surrendered the corporate charter of MNJ on October 5, 2009.

Our executive offices were based in Middletown, New York until March 31, 2009 and have been relocated to Falls Church, Virginia with an effective date of April 1, 2009.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements as at June 30, 2009 and for the year ended June 30, 2009 include the accounts of Chartwell International, Inc. and its wholly-owned subsidiaries, Belville, MNJ, Greater Ohio Resources, Inc. (“GOR”) and Greater Hudson Resources, Inc. (“GHR”). The consolidated financial statements as at June 30, 2008 and for the year ended June 30, 2008 include the accounts of Chartwell International, Inc. and its wholly-owned subsidiaries, Belville, Hudson, HLL, MNJ, GOR and GHR.

                For purposes of the consolidated financial statements during the year ended June 30, 2009 and 2008, and, at June 30, 2009 and 2008, all significant inter-company transactions have been eliminated in consolidation.

Reclassifications

Certain amounts may have been reclassified in the 2008 financial statements to conform to the basis of presentation used in 2009 consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures cash accounts at each institution for up to $250,000. The Company has maintained and maintains cash in excess of the FDIC limit.

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

Mineral Mining Rights

A significant portion of the Company’s coal and other mineral reserves are controlled through mining rights. Amounts paid to acquire such reserves are capitalized and will be depleted over the life of those reserves that are proven and probable. Depletion of mineral mining rights will be computed using the units-of-production method, and the rights are assumed to have no residual value. The rights are long-term in nature (original terms begin at 10 years) and most of the rights contain provisions for renewals and extensions. As of June 30, 2009, no mining operations have commenced, no depletion expense has been recorded and the net book value of the mineral mining rights was $5,447,000.

Impairment of Long-Term Assets

In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007, March 31, 2008, December 31, 2008 and June 30, 2009 our management identified certain railroad equipment assets, and, land and related infrastructure associated with our MNJ and Belville subsidiaries that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired in comparison to prices for similar assets and we recorded write-downs totaling $3,027,000 ($894,000 at December 31, 2007, $1,361,000 at March 31, 2008, $470,000 at December 31, 2008 and $302,000 at June 30, 2009) based on our estimates of their market value. These write-downs are included in general and administrative expenses on the Consolidated Statement of Operations.

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

Revenue Recognition

We generated revenue from rail transportation until March 31, 2009 and we generated revenue from solid waste transportation and disposal services until January 24, 2008. The timing of our revenue recognition for solid waste transportation and disposal services depended on the type of service that we provide to our customers. We recognized revenue at our transload facility upon delivery by our customers of waste to our facilities. We recognized revenue for waste management services when we complete the delivery of waste to the site designated as part of our contract with the customer. Our credit terms for our transload facility were generally prepayment, cash on delivery or weekly payment. Our credit terms for waste management services were generally 15 to 30 days. We generated limited revenue from rail transportation and we recognized revenue on the completion of transportation across our short line railroad. Our credit terms were generally 15 to 30 days. We maintained reserves for potential credit losses on solid waste disposal services based on a specific identification of customers that have exceeded credit terms and our assessment of their ability to pay. We did not maintain a reserve for rail transportation as we had one customer and we had not incurred any losses since we began generating revenue in February 2006.

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

Earnings (Loss) Per Share

Basic “Earnings Per share (“EPS”)”, is computed as net income (loss) applicable to shares of common stock divided by the weighted average number of shares of common stock outstanding for the period. Net income (loss) applicable to shares of common stock is calculated as net income (loss) less dividends. No dividends were paid. Diluted EPS reflects the potential that could occur from shares of common stock issuable through stock options, warrants and other convertible securities. The total potential shares of common stock that have not been included in the calculation of diluted net loss per common share totaled 987,000 and 782,000 at June 30, 2009 and 2008, respectively, as the effects of such are anti-dilutive for those years.

Segment Reporting

The Company had adopted SFAS no. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company is primarily in the development stage and operated and managed its operations in one segment, rail-based transportation until March 31, 2009 and currently has no operations.

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

Customer and Vendor Concentrations

During the year ended June 30, 2009, we had one customer that represented 94% of our net revenue.

During the year ended June 30, 2008, we have three vendors that represented 87% of our cost of revenues.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (continued)

     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 7, “Disclosures about Fair Value of Financial Instruments, “requires the disclosure of the fair value, if reasonably obtainable, of the Company’s financial instruments. The Company’s financial instruments consist of its cash, accounts receivable, deposits, accounts payable and accrued liabilities; and notes payable. Management has determined that the fair value of the Company’s financial instruments approximate their carrying values at June 30, 2009 and 2008, based upon their short-term nature.

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

In March 2007, the Emerging Issues Task Force (EITF) ratified EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, and EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. The consensus on both issues requires the Company to recognize a liability for the estimated cost, net of expected recoveries, of maintaining the split-dollar life insurance policy during the postretirement period of the employee. The Company adopted the requirements of EITF No. 06-4 and EITF No. 06-10 during fiscal 2009 and it did not have a material impact on the financial statements.

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

In December 2007, the FASB ratified the consensus reached on EITF Issue No. 07-1, “Collaborative Arrangements,” (“EITF No. 07-1”).  This Issue addresses accounting for collaborative arrangement activities that are conducted without the creation of a separate legal entity for the arrangement.  Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature.  Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature.  Other detailed information related to the collaborative arrangement is also required to be disclosed.  The requirements under this Issue must be applied to collaborative arrangements in existence at the beginning of the Company’s fiscal 2010 using a modified version of retrospective application.  The Company is currently not a party to significant collaborative arrangement activities, as defined by EITF No. 07-1.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. At this time, the impact of adoption of SFAS No. 160 on our consolidated financial position is being assessed.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  This FSP amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance.  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date for FASB Statement No. 157” (“FSP No. FAS 157-2”).  This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually, until the beginning of the Company’s fiscal 2010.  As of July 1, 2008, the Company adopted SFAS No. 157 (see Note 12), with the exception of its application to nonfinancial assets and nonfinancial liabilities, which the Company will defer in accordance with FSP No. FAS 157-2 until the beginning of fiscal 2010.  Nonfinancial assets and nonfinancial liabilities principally consist of intangible assets acquired through business combinations, long-lived assets when assessing potential impairment, and liabilities associated with restructuring activities.  The Company is currently evaluating the impact of the provisions for such nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of SFAS No. 133. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement in the third quarter of fiscal 2009 did not have a material impact on the Company’s financial position or results of operations.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (continued)

     Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  This FSP also adds certain disclosures to those already prescribed in SFAS No. 142.  FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of this FSP in fiscal 2010 will have a material impact on its financial position or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The Company adopted SFAS No. 157 beginning in its fiscal 2009 first quarter.  As part of this adoption, the Company evaluated the fair value measurements of its financial assets and liabilities and determined that these instruments are valued in active markets.  As such, the guidance in this FSP did not impact the Company’s consolidated financial statements.

In November 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF No. 08-7”).  Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions.  While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity.  EITF No. 08-7 will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows.  This Issue would be applied prospectively for defensive intangible assets acquired on or after the beginning of the Company’s fiscal 2010, in order to coincide with the effective date of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).

In November 2008, the FASB ratified the consensus reached on EITF Issue No. 08-6, “Accounting for Equity Method Investment Considerations” (“EITF No. 08-6”).  EITF No. 08-6 addresses questions about the potential effect of SFAS No. 141(R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”) on equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  The effective date of EITF No. 08-6 coincides with that of SFAS No. 141(R) and SFAS No. 160 and is to be applied on a prospective basis beginning in the Company’s fiscal 2010.  Early adoption is not permitted for entities that previously adopted an alternate accounting policy.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (continued)

     Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. FAS 132(R)-1”) to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.  While earlier application of the provisions of this FSP is permitted, the disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009 (or the Company’s fiscal 2010, the anticipated period of adoption).  Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when there has been a significant decrease in market activity for a financial asset.  An entity is required to base its conclusion about whether a transaction was distressed on the weight of the evidence presented.  This FSP also re-affirms that the objective of fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly market (as opposed to a distressed or forced transaction).  Additional enhanced disclosures are also required in accordance with this FSP.  FSP No. FAS 157-4 must be applied prospectively and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements as its financial assets are currently valued in active markets.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” principally to require publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance will not have an impact on the Company’s consolidated financial results and is effective beginning with its fiscal 2010 interim period ending September 30, 2009.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5.”  This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This FSP is effective for assets or liabilities arising from contingencies in business combinations that are consummated during the Company’s fiscal 2010

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued.  This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This standard is effective for interim and annual periods beginning with the Company’s fiscal year ended June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement improves the relevance, representational faithfulness and comparability of information provided about a transfer of financial assets, the effects of a transfer of financial assets on an entity’s financial statements, and a transferor’s continuing involvement, if any, in financial assets transferred. This Statement is effective for fiscal years beginning after November 15, 2009. The Company is in the process of determining the impact of adopting this Statement.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (continued)

     Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. All nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company will adopt this statement in fiscal 2010, and does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS No. 167 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect SFAS No. 167 to have a material impact on its consolidated financial statements.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 2 — Deposit on Railcar Purchase

Effective July 11, 2005, the Company entered into a Purchase and Sale Agreement with Railway and Industrial Services, Inc. for the purchase of 95 retrofitted railcars for a purchase price of $4,085,000. The agreement called for the Company to pay an initial deposit of $1,425,000 and an additional $28,000 per railcar that is accepted and delivered, as defined. The parties also entered into a Purchase Money Security Agreement effective July 11, 2005 granting the Company a security interest in the 95 railcars until such railcars are accepted and delivered. The total deposit was allocated and correspondingly reduced at the rate of $15,000 per railcar delivered. As of June 30, 2006, the Company took delivery of and fully paid for 60 railcars. On April 2, 2008, 8 of the railcars that had not been retrofitted were sold to a third party and the proceeds of sale of $134,000 were applied against the deposit. The remaining deposit balance on the 27 railcars yet to be delivered of $391,000 was included as part of Deposits at June 30, 2008. On July 24, 2008 the deposit on the 27 remaining railcars was sold to a third party and the net proceeds of $391,000 were applied against the deposit bringing it to a nil balance. We recorded a loss of $60,000 on the sale of the railcars.

Note 3 — Property and Equipment

Property and equipment consist of the following:

	June 30,	June 30,
	2009	2008
	(in thousands)
Buildings	$—	$138
Railroad structures and improvements	—	532
Leasehold improvements	—	—
Office furniture & equipment	3	13
Computer hardware and software	56	58
Railway locomotives and cars	—	1,555
Railway equipment	—	—
Waste disposal equipment	—	—
	59	2,296
Accumulated depreciation and amortization	(59)	(171)
	$—	$2,125

Depreciation and amortization expense for the year ending June 30, 2009 and 2008 were $21,000 and $143,000 respectively. Refer to Note 1 regarding asset impairments.

Note 4 — Notes Payable

On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 0% to 6.5% per annum secured by land owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,638,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on proposals for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. During the year ended June 30, 2007 we either paid off or renegotiated the repayment terms of the notes and have determined that the remaining face value fairly represents the present value of minimum future payments based on the borrowing rates that we recently received from new debt assumed. We suspended making payments against the remaining notes in February 2008 while we are in the process of restructuring certain of the terms with the note holders.  We continue to accrue interest based on the existing interest rates. As of June 30, 2009 the outstanding balances including accrued interest were $1,047,000 of which $567,000 are due in one year or less.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 4 — Notes Payable (continued)

On February 15, 2006, we issued a $500,000 convertible promissory note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, was due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $6.33 per share at any time. The conversion rights have expired. With the written consent of the note holder, we did not pay off the note payable on its due date. To date, we have attempted and continue to negotiate with the note holder to extend and restructure the note payable beyond its original due date. However, we are in default of the note and the note holder filed a lawsuit against us in Orange County, New York on July 17, 2008.   We have continued to accrue interest on the note payable at the original note interest rate. At June 30, 2009, the balance of the note payable plus accrued interest was $555,000 and reported in current liabilities in the consolidated balance sheet.

On March 15, 2006, we issued a $1,000,000 convertible promissory note payable to an accredited private investor. The note bore interest at the rate of 6% per annum, was due on March 15, 2009, interest accrued until the note is repaid or converted, and the principal balance plus any accrued interest could be converted into shares of our common stock at a rate of $2.00 per share at any time. On June 10, 2008 we agreed to renegotiate the note whereby accrued interest and principal totaling $174,000 was forgiven, the note became secured by substantially all of our assets subject to the existing lien priorities of other secured lenders and the conversion feature was eliminated. The interest rate, interest accrual provision and due date remain unchanged. On April 6, 2009, we agreed to extend the note until July 15, 2009 for an extension fee of $1,000 with other conditions remaining the same. At June 30, 2009, the balance of the note payable plus accrued interest was $1,015,000 and reported in current liabilities in the consolidated balance sheet.

On April 30, 2006, we issued a $3,000,000 secured convertible promissory note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $4.60 per share at any time subject to a maximum of 5% of our outstanding common stock at the time of the conversion. In June 2008, we agreed to increase the collateral securing the note to include substantially all of our assets subject to the existing lien priorities of other secured lenders in exchange for delays in interest payments. We further agreed to make principal reductions as collateral was sold. In April 2008 we paid a principal repayment of $134,000. On July 24, 2008 we made interest and principals payments totaling $315,000.  On January 1, 2009, the investor agreed to extend past due and upcoming interest payments in exchange for 600,000 shares of our restricted common stock valued at $60,000. On January 31, 2009 we made a principal repayment of $1,100,000. On June 9, 2009 we made a principal payment of $300,000. At June 30, 2009, the balance of the note payable plus accrued interest was $1,468,000 and reported in the long-term liabilities in the consolidated balance sheet.

On October 23, 2006, we issued four convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bear interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $6.00 per share at any time. At June 30, 2009, the balance of the notes payable plus accrued interest was $302,000 and reported in the long-term liabilities in the consolidated balance sheet.

On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the note is repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $5.00 per share at any time. At June 30, 2009, the balance of the note payable plus accrued interest was $559,000 and reported in the long-term liabilities in the consolidated balance sheet.

The summary of notes payable follows:

	June 30, 2009	June 30, 2008
	(In thousands)
Total	$4,946	$6,271
Less current portion	(2,137)	(2,007)
Long-term	$2,809	$4,264

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 4 — Notes Payable (continued)

Interest expense incurred during the year ended June 30, 2009 and 2008 totaled $ 395,000 and $483,000 respectively. Future minimum payments under notes payable are as follows:

Year Ending	Amount
June 30,	(In thousands)
2010	$2,137
2011	$—
2012	$2,329
2013	$—
2014 and beyond	$480
$6,271

Note 5 — Income Taxes

The Company has an estimated net operating loss carry forward for Federal income tax purposes at June 30, 2008 and 2009 of approximately $13,250,000 and $15,450,000, which will begin to expire in varying amounts in 2023 if not used. The resulting deferred tax asset of approximately $4,506,000 and $4,017,000 as of June 30, 2008 and 2009, respectively, has been offset by a 100% valuation allowance. The valuation allowance increased by approximately $511,000 for the year ended June 30, 2009 due to additional operating losses for the current year.

Note 6 — Equity

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

Common Stock

The Company has 100,000,000 authorized shares of common stock, par value $0.001, of which 9,494,013 and 7,025,681 shares were outstanding at June 30, 2009 and 2008 respectively.

Common Stock Transactions

On December 31, 2007, we issued 5,000 shares of common stock to a consultant in exchange for services valued at $0.08 per share or $400. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

On August 11, 2008 we issued 287,500 shares of common stock to an officer and two directors in exchange for services valued at $0.26 per share or $74,750, and we issued 830,770 common shares to Orchestra for services valued $0.26 per share or $216,000. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

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

Note 6 — Equity (continued)

Common Stock Transactions (continued)

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

Stock Options

The Company’s 2006 Equity Incentive Plan (“2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of the Company’s outstanding shares of common stock and number common shares issuable from convertible securities or 905,060 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of the Company’s common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

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

During the years ended June 30, 2008 and 2009 we did not grant any stock options.

The following table summarizes information about stock option transactions for the period shown:

	Year Ended
	June 30, 2009
		Weighted Average
All Options		Exercise Price
Outstanding at beginning of year	425,000	$5.22
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of year	425,000	5.22
Exercisable at end of year	425,000	$5.22

Year Ended
June 30, 2009
Weighted Average
Non-vested Options		Exercise Price
Non-vested at beginning of year	16,666	$5.40
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	16,666	5.40
Non-vested at end of year	—	$—

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 6 — Equity (continued)

Stock Options (continued)

The following table summarizes information about stock option transactions for the period shown:

	Year Ended
	June 30, 2008
		Weighted Average
All Options		Exercise Price
Outstanding at beginning of year	475,000	$5.20
Options granted	—	—
Options forfeited	50,000	5.40
Options expired	—	—
Options exercised	—	—
Outstanding at end of year	425,000	5.22
Exercisable at end of year	408,334	$5.22

	Year Ended
	June 30, 2008
		Weighted Average
Non-vested Options		Exercise Price
Non-vested at beginning of year	195,833	$5.32
Options granted	—	—
Options forfeited	25,000	5.40
Options expired	—	—
Options vested	154,167	5.28
Non-vested at end of year	16,666	$5.40

The weighted average remaining contractual lives of the options outstanding and options exercisable at June 30, 2009 and 2008, were 2.4 and 2.4 years, and, 3.4 and 3.4 years respectively.

We recorded $20,000 and $209,000 of compensation expense for employee stock options during the year ended June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008 there was a total of $0 and $20,000 respectively of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan. The total fair value of shares vested during the year ended June 30, 2009 was approximately $24,000.

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 6 — Equity (continued)

Stock Options (continued)

The following table provides additional information for stock options outstanding at June 30, 2008 and 2009:

2008

		Outstanding			Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range			Exercise	Contractual		Exercise
From	To	Number	Price	Life	Number	Price
$5.00	$5.00	300,000	$5.00	3.7	300,000	$5.00
$5.4070	$5.400	50,000	$5.40	2.9	33,334	$5.40
$6.00	$6.00	75,000	$6.00	2.6	75,000	$6.00
		425,000			408,334

2009

		Outstanding			Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
Range			Exercise	Contractual		Exercise
From	To	Number	Price	Life	Number	Price
$5.00	$5.00	300,000	$5.00	2.7	300,000	$5.00
$5.4070	$5.400	50,000	$5.40	1.9	50,000	$5.40
$6.00	$6.00	75,000	$6.00	1.6	75,000	$6.00
		425,000			425,000

As of June 30, 2009 and 2008, we had reserved shares of common stock for the following purposes:

	June 30,	June 30,
	2009	2008
Options	425,000	425,000
Convertible preferred stock	400,000	400,000
Convertible notes payable	162,209	472,828
Total	987,209	1,297,828

Chartwell International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)

Note 7 — Commitments and Contingencies

Leases

On September 13, 2007, we assigned the lease for office space in Morristown, New Jersey that until August 31, 2007 served as our executive offices. Although we assigned the lease to a third party we may still be held responsible for lease payments in the event the assignee defaults on its payments due to the landlord. The assigned lease expires on August 26, 2009 and has minimum monthly lease payments of $4,647. Future minimum rental payments required under the above leases as of June 30, 2009 are as follows:

Years ending June 30
2010	$9,000
$9,000

Rent expense for all leases for the periods ended June 30, 2009 and 2008 was $6,000 and $65,000 respectively.

Legal Proceedings

On June 14, 2007, U.S. Rail Corporation filed a lawsuit against us in the U.S. District Court for the Southern District of Ohio, alleging that we failed to pay for railcar storage services totaling $88,200 from October 2005 through March 2006. We did not contract for these services and we have legally disputed this claim, however we had recorded the total disputed amount of the lawsuit as a current liability on our balance sheets until such time as this matter was resolved. On April 29, 2009, this lawsuit was settled in exchange for a payment of $22,500 to us to offset our legal fees and transfer of certain railway equipment assets to the plaintiff that were of de minimis value to us. We had previously accrued the railcar storage service fees and the settlement resulted in a reduction of our general and administrative expenses of $88,000 for the year ended June 30, 2009.

On August 20, 2009, Lucy Rasmussen filed a lawsuit against the Company for non-payment of a $500,000 note payable that was due on February 15, 2008. The Company had been and will continue to attempt to negotiate a reasonable settlement, including an extension to this note.  This note plus accrued interest is included in current liabilities in the accompanying consolidated balance sheet.

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

Note 8 — Related Party Transactions

On March 15, 2006, we entered into a two-year agreement with Orchestra, whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of January 1, 2008, we extended the agreement on a month-to-month basis. Subsequent to our fiscal year end, on August 11, 2008, we renewed the agreement for two years retroactive to January 1, 2008. In addition, we reported $18,000 and $0 due to Orchestra for consulting and financing placement fees at June 30, 2009 and 2008, respectively

We paid $33,000 and $92,000 in cash for legal services to law firms, during the year ended June 30, 2009 and 2008, respectively, of which a director of ours was a shareholder. In addition, we reported $82,000 and $19,000 due to a law firm of which a director of ours is a shareholder for legal services at June 30, 2009 and 2008, respectively.

We also reimburse officers and directors for approved business expenses incurred in the ordinary course of business and in accordance with our expense reimbursement policy.

Note 9 — Subsequent Events

On August 7 and 21, 2009 we issued a total of 2,500,000 shares of common stock to accredited private investors for cash at $0.015 per share or $37,500.

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

23.1	Consent of Urish Popeck & Co., LLC

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

Footnotes to Exhibits Index

(1)	Incorporated by reference to Form 8-K dated June 27, 2005.

(2)	Incorporated by reference to Form 8-K dated July 11, 2005.

(3)	Incorporated by reference to Form 8-K dated July 8, 2005.

(4)	Incorporated by reference to Form 8-K dated April 20, 2005.

(5)	Incorporated by reference to Form 8-K dated March 23, 2005.

(6)	Incorporated by reference to Form 8-K dated September 8, 2005.

(7)	Incorporated by reference to Form 8-K dated November 16, 2005.

(8)	Incorporated by reference to Form 8-K dated December 30, 2005.

(9)	Incorporated by reference to Form 8-K dated December 30, 2005.

(10)	Incorporated by reference to Form 8-K dated March 15, 2006.

(11)	Incorporated by reference to Form 8-K dated March 15, 2006.

(12)	Incorporated by reference to Form 8-K dated April 26, 2006.

(13)	Incorporated by reference to Form 8-K dated August 24, 2006.

(14)	Incorporated by reference to Form 8-K dated November 21, 2006.

(15)	Incorporated by reference to Form 10K dated September 27, 2006.

(16)	Incorporated by reference to Form 8-K dated March 8, 2007.

(17)	Incorporated by reference to Form 8-K dated March 26, 2007.

(18)	Incorporated by reference to Form 8-K dated December 27, 2007.

(19)	Incorporated by reference to Form 8-K dated January 30, 2008.