Form 10-Q
period 2009-09-30
Chartwell International, Inc.
filed 2009-11-20
CIK 1329184

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
 (Registrant’s Telephone Number)

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

As of November 20, 2009 the registrant had 11,994,013 outstanding shares of common stock, $0.001 par value per share.

CHARTWELL INTERNATIONAL, INC.
FORM 10-Q
SEPTEMBER 30, 2009
INDEX

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets at September 30, 2009 and June 30, 2009 (Unaudited)	3

Consolidated Statements of Stockholders’ Equity at September 30, 2009 (Unaudited)	4

Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, and, from inception on March 3, 2005 to September 30, 2009 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008, and, from inception on March 3, 2005 to September 30, 2009 (Unaudited)	6

Notes to Interim Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

Part II. OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

Exhibit Index	25

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Chartwell International, Inc.
 (A Development Stage Company)
Consolidated Balance Sheets
 (In thousands)
(Unaudited)

	September 30,	June 30,
	2009	2009

Assets

Current Assets
Cash	$14	$19
Prepaid expense and other	1	6
Total current assets	15	25

Long-term Assets
Land	728	728
Mineral rights	5,447	5,447
Investment, at cost	-	123
Other	-	9
Total long-term assets	6,175	6,307

Total Assets	$6,190	$6,332

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$179	$201
Due to related parties	162	100
Notes payable	2,170	2,137
Total current liabilities	2,511	2,438

Long-term Liabilities
Notes payable, net of current portion	2,852	2,809
Total long-term liabilities	2,852	2,809

Total Liabilities	5,363	5,247

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value, 25,000 shares authorized. Series A Preferred shares, $0.001 par value, 20 shares designated and 2 issued and outstanding	2,000	2,000
Common shares, $0.001 par value, 100,000 shares authorized 11,994 and 9,494 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	12	9
Additional paid in capital	14,671	14,637
Accumulated deficit	(15,856)	(15,561)
Total stockholders’ equity	827	1,085
Total Liabilities and Stockholder’s Equity	$6,190	$6,332
See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
(in thousands)
(Unaudited)

	Preferred	Preferred	Common	Common	Additional		Total
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	$	Shares	$	Capital	Deficit	Equity

Balance, June 30, 2009	2	$2,000	9,494	$9	$14,637	$(15,561)	$1,085

Common stock issued for cash			2,500	3	34		37
Net loss for the Period ended September 30, 2009						(295)	(295)

Balance, September 30, 2009	2	$2,000	11,994	$12	$14,671	$(15,856)	$827

See accompanying notes to unaudited consolidated financial statements

Chartwell International, Inc.
 (A Development Stage Company)
Consolidated Statement of Operations
 (In thousands, except per share data)
 (Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	September 30,	to September
	2009	2008	30, 2009
Revenues	$—	$58	$10,041
Cost of revenues	—	—	9,221

Gross profit	—	58	820

General and administrative expenses	220	286	13,688
Loss on sale of property and equipment	—	—	430
(Gain) on sale of capacity and loading rights	—	—	(147)
Finance placement fees	—	215	1,336

Loss from operations	(220)	(443)	(14,4875)

Other income (expense)
Interest, net	(75)	(114)	(1,623)
Gains on notes settlements	—	—	254

Total other income (expense)	(75)	(114)	(1,369)

Loss before income tax provision	(295)	(557)	(15,856)

Income tax provision	—	—	—

Net loss	$(295)	$(557)	$(15,856)

Net loss per common share,
basic and diluted	$(0.03)	$(0.07)	$(2.18)

Weighted average number of common shares outstanding,
basic and diluted	10,684	7,633	7,275
See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
 (A Development Stage Company)
Consolidated Statement of Cash Flows
 (In thousands)
 (Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	September 30,	to September 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(295)	$(557)	$(15,8562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	—	8	597
Impairment of asset value	123	—	3,150
Loss on sale of property and equipment	—	—	430
Gain on sale of capacity and loading rights	—	—	(147)
Gain on settlement of note receivable	—	—	(35)
Gain on settlement of note payable	—	—	(219)
Stock compensation	—	6	455
Fair value of common stock issued for services	—	291	2,109
Increase (decrease) in cash from changes in assets and liabilities
Accounts receivable	—	8	2
Deposits	—	391	—
Prepaid and other	5	(19)	(1)
Accounts payable and accrued liabilities	54	69	920
Due to related parties	62	26	162
Net cash (used in) provided by operating activities	(51)	223	(8,433)

Cash flows from investing activities
Purchase of property and equipment	—	—	(3,794)
Purchase of capacity and loading rights	—	—	(1,509)
Proceeds on sale of property and equipment	—	—	2,310
Proceeds on sale of capacity and loading rights	—	—	1,455
Exercise of mining rights options	—	—	(103)
Deposits	9	—	(100)
Investment in affiliate	—	—	(123)
Cash paid in acquisitions	—	—	(4,597)
Cash received in acquisitions	—	—	82
Net cash provided by (used in) investing activities	9	—	(6,379)

Cash flows from financing activities
Proceeds from notes receivable	—	—	635
Payment for notes receivable	—	—	(275)
Borrowings under notes payable	—	—	5,375
Repayments under notes payable	—	(318)	(3,100)
Issuance of common stock	37	—	10,962
Short swing sale profit on common stock	—	4	4
Issuance of preferred stock	—	—	1,500
Redemption of common stock	—	—	(275)
Net cash provided by (used in) financing activities	37	(314)	14,826
See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
 (A Development Stage Company)
 Consolidated Statement of Cash Flows (continued)
 (In thousands)
 (Unaudited)

			Cumulative
	For the three	For the three	from March 3,
	months ended	months ended	2005, Inception
	September 30,	September 30,	to September 30,
	2009	2008	2009
Net (decrease) increase in cash	(5)	(91)	14

Cash and cash equivalents, beginning of period	19	182	—
Cash and cash equivalents, end of period	$14	$91	$14

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$100	$1,297
Income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Notes payable assumed by purchaser on sale of equipment	$—	$—	$337
Deposits applied to accounts payable	$—	$—	$(105)
Preferred stock issued in exchange for redemption Of common stock	$—	$—	$(500)
Common stock issued in partial payment of note receivable	$—	$—	$(325)
Software acquired under capital lease	$—	$—	$(27)
Common stock issued in partial payment of acquisition of E-Rail Logistics, Inc.	$—	$—	$(1,803)
Note payable issued in partial payment of acquisition of Cranberry Creek Railroad, Inc.	$—	$—	$(500)
Interest accrued to notes payable	$(75)	$(14)	$(855)
See accompanying notes to unaudited interim consolidated financial statements

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2009
 (Unaudited)

Note 1. Basis of Presentation and Accounting Policies

Unaudited Interim Financial Information. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements of Chartwell International, Inc. at that date. Unless stated otherwise, references in this Form 10-Q to “we,” “us,” or “our” refer to Chartwell International, Inc.

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2009 and the operating results from inception on March 3, 2005 through September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. Further, we have had limited operations in all reporting periods through March 31, 2009. We have had no active operations since April 1, 2009 For further information, refer to the financial statements included in our Annual Report on Form 10-K filed on October 15, 2009.

In accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification™ (“ASC”) Topic 855, Subsequent Events, or ASC 855, we evaluated all events or transactions that occurred after September 30, 2009 through the date of this report, which represents the date the consolidated financial statements were issued. During this period we did not have any material recognizable subsequent events.

Principles of Consolidation

The consolidated financial statements as of September 30, 2009 and for the three months ended September 30, 2009 include the accounts of Chartwell International, Inc., and the operations of our wholly-owned subsidiary, Belville Mining Company, Inc. (“Belville”). The consolidated financial statements for the three months ended September 30, 2008 include the accounts of Chartwell International, Inc. and the operations of our wholly-owned subsidiaries Belville, Greater Ohio Resources, Inc. (“Greater Ohio”), Greater Hudson Resources, Inc. (“Greater Hudson”), and Middletown and New Jersey Railway Company, Inc. (“MNJ”). Inter-company accounts and transactions have been eliminated. The corporate charters of Greater Hudson and Greater Ohio were surrendered on May 12, 2009 and May 19, 2009, respectively. MNJ ceased operations on March 31, 2009. On June 15, 2009 we assigned all the remaining assets and liabilities of MNJ to Chartwell International, Inc. We surrendered the corporate charter of MNJ on October 5, 2009.

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

Revenue Recognition

We generated limited revenue from rail transportation until March 31, 2009 and we recognized revenue on the completion of transportation across our short line railroad. Our credit terms were generally 15 to 30 days. We did not maintain a reserve for rail transportation revenue as we had one customer and we had not incurred any losses since we began generating revenue in February 2006.

Impairment of Long-Term Assets

We assess the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets, or ASC 360-10. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007, March 31, 2008, December 31, 2008, June 30, 2009 and September 30, 2009 our management identified certain railroad equipment assets, and, land and related infrastructure associated with our MNJ and Belville subsidiaries that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired in comparison to prices for similar assets and we recorded write-downs totaling $3,150,000 ($894,000 at December 31, 2007, $1,361,000 at March 31, 2008, $470,000 at December 31, 2008, $302,000 at June 30, 2009 and $123,000 at September 30, 2009) based on our estimates of their market value. These write-downs were included in general and administrative expenses on the Consolidated Statement of Operations.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2009
 (Unaudited)

Note 1. Basis of Presentation and Accounting Policies (continued)

Stock Based Compensation

FASB ASC Topic 718 Compensation — Stock Compensation, or ASC 718, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. On February 8, 2006 our shareholders approved a stock based compensation plan (the “2006 Plan”) for the benefit of our employees, directors and other eligible parties. The 2006 Plan permits the granting of restricted stock and options of up to 9% of our outstanding common stock including common stock that is convertible from other securities.

Newly Adopted Accounting Standards

In July 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, or ASC 105, (formerly FASB Statement No. 168 FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles). ASC 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification were effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, the adoption on July 1, 2009, did not have a material impact on the Company’s consolidated financial statements. The Company adjusted historical GAAP references in this first quarter 2010 Form 10-Q to reflect accounting guidance references included in the Codification.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2009
 (Unaudited)

Note 2. Description of Business

We are a multi-industry holding company that was formed as a Nevada corporation in 1984. We, through our wholly-owned subsidiary, are owners of land and mineral rights. Our primarily focus until January 24, 2008 was on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. Subsequent to January 24, 2008 and until March 31, 2009 we were providing limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.

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

On September 8, 2005, we acquired E-Rail, a development stage company with assets and minimal operations in the solid waste transportation and disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville, based in Ohio, which has significant interests and rights to over 9,600 acres of land and minerals in South-Central Ohio, a portion of which land we intended to permit for solid waste landfill and other industrial uses. The property principally contains coal, clay and limestone. We are only beginning the permitting process, and cannot estimate at this time when operational use of the property will begin. In addition to permits, the site will require significant infrastructure improvements, which we are evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that it is functioning as one of our direct subsidiaries.

On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson. We surrendered the corporate charter of E-Rail on August 2, 2006.

On April 26, 2006, we completed the acquisition of Cranberry Creek, including its wholly-owned subsidiary, MNJ, that owns and operates a regional short-line railroad in Middletown, New York. MNJ owned and operated a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s operations were limited and we had begun capital improvements and were considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.

On May 12, 2006, in an effort to further simplify our corporate structure, we assigned all the assets and liabilities of Cranberry Creek to MNJ. We surrendered the corporate charter of Cranberry Creek on November 15, 2006.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2009
 (Unaudited)

Note 2. Description of Business (continued)

On August 29, 2006, our wholly-owned subsidiaries, Hudson and HLL completed the acquisition of certain agreements from Steel Wheels Transport, LLC and Team G Loading, LLC, that they respectively held with New York and Greenwood Lake Railway Company, Inc. (“Greenwood”). One agreement was a Facility Capacity Agreement, which granted Hudson the right to utilize a guaranteed amount of capacity at Greenwood’s railroad at Dundee Yard in Passaic, New Jersey. The other agreement was a Railroad Car Loading Agreement, which granted HLL the exclusive right to perform loading of bulk materials primarily consisting of construction and demolition debris to railcars at Greenwood’s railroad at Dundee Yard. As consideration for the assignment and assumption of these agreements Hudson and HLL paid an aggregate of $1,475,000 and agreed to either payoff or assume certain equipment loans and leases. We acquired the Facility Capacity Agreement and Railroad Car Loading agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. Our initial plans for this location were to operate as a transload facility to attract truckers hauling construction and demolition debris to our site, where we loaded the debris onto railway cars and ship the debris to landfill sites in Ohio owned and operated by third party providers. We began transload activities on this site on September 11, 2006.

On January 24, 2008, our wholly-owned subsidiaries Hudson and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008. As a result of the asset sale we no longer had rail-based solid waste transportations operations. We assigned remaining assets and liabilities of Hudson and HLL to Chartwell International, Inc. and surrendered the corporate charters of HLL and Hudson on May 30, 2008 and September 19, 2008, respectively.

On March 31, 2009 we and our wholly-owned subsidiary, MNJ, entered into a definitive Agreement for Sale and Purchase of Business Assets with Middletown & New Jersey Railroad, LLC, a Delaware limited liability company (“Buyer”).  Under the terms of the agreement, we agreed to sell substantially all of MNJ’s assets used in connection with operating our railroad freight transportation business serving central Orange County in Middletown, New York. The purchase price was $386,900 and the assumption by Buyer of certain liabilities.  On April 6, 2009, we and MNJ consummated the sale. The purchase price was deposited into an escrow account subject to the following release conditions: (a) $356,900 to be released to us upon our providing Buyer with a title report and title insurance, and (b) $30,000 to be released to us upon resolution of certain real property matters. Between March 31, 2009 and April 6, 2009 we did not have any operations in MNJ. Based on this transaction we no longer had any active operations in rail transportation. We in the process of selling off the remaining MNJ land holdings that were not connected with MNJ’s rail transportation business. We anticipate that substantially all of our MNJ land holdings will be sold within the next 6 months.

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

Our executive offices are based in Falls Church, Virginia.

Note 3. Notes Payable

On September 8, 2005, in connection with our acquisition of E-Rail, we assumed five promissory notes with a face value of $1,823,000 bearing interest at rates between 0% to 6.5% per annum secured by land owned by our Belville subsidiary and payable over two to five years in monthly installments of principal and interest. The promissory notes were recorded with a value of $1,638,000 which our management believes fairly represents the present value of minimum payments required to be paid under the notes with an interest rate of 11% per annum based on our then current accessible borrowing rate based on proposals for debt financing on comparable assets. On June 8, 2006, we negotiated an early payoff of one of the notes that resulted in gain on the settlement of the note of $39,000. During the year ended June 30, 2007 we either paid off or renegotiated the repayment terms of the notes and have determined that the remaining face value fairly represents the present value of minimum future payments based on the borrowing rates that we recently received from new debt assumed. We suspended making payments against the remaining notes in February 2008 while we are in the process of restructuring certain of the terms with the note holders. On November 6, 2009 we were served with a notice of default on two of the notes. We continue to accrue interest based on the existing interest rates. As of September 30, 2009 the outstanding balances including accrued interest were $1,055,000 of which $575,000 are due in one year or less.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2008
(Unaudited)

Note 3. Notes Payable (continued)

On February 15, 2006, we issued a $500,000 convertible promissory note payable to a selling shareholder of Cranberry Creek in connection with our acquisition. The note bears interest at the rate of 8% per annum, was due on February 15, 2008, interest is payable quarterly, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $3.165 per share at any time. The conversion rights have expired. With the written consent of the note holder, we did not pay off the note payable on its due date. To date, we have attempted and continue to negotiate with the note holder to extend and restructure the note payable beyond its original due date. However, we are in default of the note and the note holder filed a lawsuit against us in Orange County, New York on August 20, 2009. We have continued to accrue interest on the note payable at the original note interest rate. At September 30, 2009, the balance of the note payable plus accrued interest was $566,000 and reported in current liabilities in the consolidated balance sheet.

On March 15, 2006, we issued a $1,000,000 convertible promissory note payable to an accredited private investor. The note bore interest at the rate of 6% per annum, was due on March 15, 2009, interest accrued until the note is repaid or converted, and the principal balance plus any accrued interest could be converted into shares of our common stock at a rate of $2.00 per share at any time. On June 10, 2008 we agreed to renegotiate the note whereby accrued interest and principal totaling $174,000 was forgiven, the note became secured by substantially all of our assets subject to the existing lien priorities of other secured lenders and the conversion feature was eliminated. The interest rate, interest accrual provision and due date remain unchanged. On April 6, 2009, we agreed to extend the note until July 15, 2009 for an extension fee of $1,000 with other conditions remaining the same. We are currently in discussions with the note holder to extend the due date and we are continuing to accrue interest. At September 30, 2009, the balance of the note payable plus accrued interest was $1,029,000 and reported in current liabilities in the consolidated balance sheet.

On April 30, 2006, we issued a $3,000,000 secured convertible promissory note payable to an accredited foreign private investor. The note bears interest at the rate of 10% per annum, is due on April 30, 2012, interest is payable monthly, is secured by our railway flatbed cars, and the principal balance plus any accrued interest can be converted into shares of our common stock at a rate of $2.30 per share at any time subject to a maximum of 5% of our outstanding common stock at the time of the conversion. In June 2008, we agreed to increase the collateral securing the note to include substantially all of our assets subject to the existing lien priorities of other secured lenders in exchange for delays in interest payments. We further agreed to make principal reductions as collateral was sold. In April 2008 we paid a principal repayment of $134,000. On July 24, 2008 we made interest and principals payments totaling $315,000. On January 1, 2009, the investor agreed to extend past due and upcoming interest payments in exchange for 600,000 shares of our restricted common stock valued at $60,000. On January 31, 2009 we made a principal repayment of $1,100,000. On June 9, 2009 we made a principal payment of $300,000. At September 30, 2009, the balance of the note payable plus accrued interest was $1,499,000 and reported in the long-term liabilities in the consolidated balance sheet.

On October 23, 2006, we issued five convertible notes payable totaling $250,000 to accredited foreign private investors. The notes bears interest at the rate of 7.75% per annum, are due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balances plus any accrued interest can be converted into our common stock at rate of $6.00 per share at any time. At September 30, 2009, the balance of the notes payable plus accrued interest was $307,000 and reported in the long-term liabilities in the consolidated balance sheet.

On March 5, 2007, we issued a convertible note payable totaling $500,000 to an accredited foreign private investor. The note bears interest at the rate of 5.00% per annum, is due on May 23, 2012, interest accrues until the notes are repaid or converted, and the principal balance plus any accrued interest can be converted into our common stock at the rate of $5.00 per share at any time. At September 30, 2009, the balance of the note payable plus accrued interest was $566,000 and reported in the long-term liabilities in the consolidated balance sheet.

Note 4. Equity

Common Stock Transactions

On December 31, 2007 we issued 5,000 shares of common stock to a consultant in exchange for services valued at $0.08 per share or $400. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

On August 11, 2008 we issued 287,500 shares of common stock to an officer and two directors in exchange for services valued at $0.26 per share or $74,750, and we issued 830,769 common shares to Orchestra for services valued $0.26 per share or $215,000. Our management valued the shares of common stock at the closing stock market price on the date of the transaction.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2009
 (Unaudited)

Note 4. Equity (continued)

Common Stock Transactions (continued)

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

Stock Options

Our 2006 Equity Incentive Plan (the “2006 Plan”) was approved by shareholders on February 8, 2006, and permits the granting of up to 9% of our outstanding shares of common stock and the number of common shares issuable from convertible securities or 1,130,247 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant or the most recent direct issuance of our common stock for cash closest to the date of the option grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

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

During the three-month periods ended September 30, 2009 and 2008 we did not grant any stock options to our employees or directors.

   The following table summarizes information about stock option transactions for the period shown:

	Three-month period ended
All Options	September 30, 2009
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	425,000	$5.22
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	425,000	$5.22
Exercisable at end of period	425,0007	$5.22

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2009
 (Unaudited)

Note 4. Equity (continued)

Stock Options (continued)

Three-month period ended
Non-vested Options	September 30, 2009
Weighted Average
	Shares	Exercise Price
Non-vested at beginning of period	—	$—
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	—	—
Non-vested at end of period	—	$—

	Three-month period ended
All Options	September 30, 2008
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	425,000	$5.22
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options exercised	—	—
Outstanding at end of period	425,000	$5.22
Exercisable at end of period	408,334	$5.22

Three-month period ended
Non-vested Options	September 30, 2008
Weighted Average
	Shares	Exercise Price
Non-vested at beginning of period	16,666	$5.40
Options granted	—	—
Options forfeited	—	—
Options expired	—	—
Options vested	—	—
Non-vested at end of period	16,666	$5.40

The weighted average remaining contractual lives of the options outstanding and options exercisable at September 30, 2009, were 2.2 years and 2.2 years, respectively.

We recorded $0 and $6,000 of compensation expense for employee and non-employee stock options during the three-month period ending September 30, 2009 and 2008, respectively. At September 30, 2009 there was no unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2006 Plan.

Chartwell International, Inc.
Notes to Interim Consolidated Financial Statements (Continued)
September 30, 2009
(Unaudited)

Note 5. Related Party Transactions

On March 15, 2006, we entered into a two-year agreement with Orchestra Finance, LLP (“Orchestra”), whereby Orchestra would provide management and financial advisory services to us for a monthly fee of $10,000 retroactive to January 1, 2006. As of January 1, 2008, we extended the agreement on a month-to-month basis. On August 11, 2008, we renewed the agreement for two years retroactive to January 1, 2008. On August 11, 2008, we issued 830,769 common shares valued at $215,000 for finance placement fees to Orchestra related to services for equity, debt, acquisition and divestiture transactions. On September 24, 2009, Orchestra advanced us $30,000 as a demand note payable bearing interest at the rate of 6% per annum. As of September 30, 2009 we reported $78,000 due to Orchestra.

On September 2 and 3, 2008, our principal shareholder, Orchestra, involuntary sold 59,000 common shares as result of a broker margin call. On September 23, 2008, Orchestra remitted $4,000 to us which represented the profit on the short swing sale or our common stock.

We paid $0 in cash for legal services to a law firm, during the three months ended September 30, 2009, at which a director of ours is a shareholder. As of September 30, 2009, we reported $84,000 due to this same firm for legal services.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this quarterly report and in conjunction with our 2009 annual report on Form 10-K. This report contains forward-looking statements. Forward-looking statements are statements which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. Our future results may differ from those currently anticipated, depending on a variety of factors including those described under “Risk Factors” and our filings with the Securities & Exchange Commission. We disclaim any obligation to update forward-looking statements

We are a multi-industry holding company that is currently in the development stage. We, through our wholly-owned subsidiary, are owners of land and mineral rights. Our primarily focus until January 24, 2008 was on the transportation and disposal of non-hazardous solid waste as well as the transportation of other commodities. Subsequent to January 24, 2008 and until March 31, 2009 we were providing limited rail-based transportation of commodities through our MNJ subsidiary. We had, until January 24, 2008, been pursuing a growth strategy through acquisitions of assets, properties and access rights that can be combined and strategic relationships with those companies that focus on waste by rail services, rail transportation logistics, and disposal options, including landfill management. We are currently re-evaluating our strategy and we are focusing on evaluating the best business approach to monetizing some land, mineral and mineral rights assets that we acquired to generate liquidity to fund future business activity.

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

On September 8, 2005, we acquired E-Rail Logistics, Inc. (“E-Rail”), a development stage company with assets and minimal operations in the solid waste transportation and disposal industry. Because E-Rail was not deemed a business, the acquisition was treated as an acquisition of assets. The acquisition included E-Rail’s wholly-owned subsidiary, Belville, based in Ohio which has significant interests and rights to over 9,600 acres of land and minerals in South-Central Ohio, a portion of which land we intended to permit for solid waste landfill and other industrial uses. The property principally contains coal, clay and limestone. We were only beginning the permitting process, and could not estimate when operational use of the property would begin. In addition to permits, the site will require significant infrastructure improvements, which we were evaluating. Subsequent to the acquisition, E-Rail assigned the Belville shares to Chartwell so that Belville is functioning as one of our direct subsidiaries.

On April 1, 2006, in an effort to better streamline operations, E-Rail assigned all of its assets and liabilities to Hudson Logistics, Inc. (“Hudson”). We surrendered the corporate charter of E-Rail on August 2, 2006.

On April 26, 2006, we completed the acquisition of Cranberry Creek Railroad, Inc. (“Cranberry Creek”), a New Jersey corporation including its wholly-owned subsidiary, Middletown and New Jersey Railway Company, Inc. (“MNJ”), that owns and operates a regional short-line railroad in Middletown, New York. MNJ owned and operates a regional short-line railroad headquartered and based in Middletown, New York. MNJ’s operations were limited and we had begun capital improvements and were considering operational infrastructure alternatives to both increase the volume of activity on the railroad as well as integrating the railroad with our other developing operations.

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

We acquired the Capacity and Loading agreements as part of our strategy to offer rail-based solid waste transportation and disposal services. Our initial plans for this location were to operate as a transload facility to attract truckers hauling construction and demolition debris to our site, where we then load the debris onto railway cars and ship the debris to landfill sites in Ohio owned and operated by third party providers. We began transload activities on this site on September 11, 2006.

On January 24, 2008, our wholly-owned subsidiaries Hudson and HLL entered into an Amended and Restated Purchase Agreement with Perry New Jersey, LLC for the sale of substantially all of their assets to Perry New Jersey I, LLC for cash consideration of $1,700,000, subject to a $803,594 holdback, and assumption by Perry of certain debts and leases of Hudson and HLL. This transaction closed on January 24, 2008. As a result of the asset sale we no longer had rail-based solid waste transportations operations. We assigned remaining assets and liabilities of Hudson and HLL to Chartwell International, Inc. and surrendered the corporate charters of HLL and Hudson on May 30, 2008 and September 19, 2008, respectively.

On March 31, 2009 we and our wholly-owned subsidiary, MNJ, entered into a definitive Agreement for Sale and Purchase of Business Assets with Middletown & New Jersey Railroad, LLC, a Delaware limited liability company (“Buyer”). Under the terms of the agreement, we agreed to sell substantially all of MNJ’s assets used in connection with operating our railroad freight transportation business serving central Orange County in Middletown, New York. The purchase price was $386,900 and the assumption by Buyer of certain liabilities. On April 6, 2009, we and MNJ consummated the sale. The purchase price was deposited into an escrow account subject to the following release conditions: (a) $356,900 to be released to us upon our providing Buyer with a title report and title insurance, and (b) $30,000 to be released to us upon resolution of certain real property matters. Between March 31, 2009 and April 6, 2009 we did not have any operations in MNJ. Based on this transaction we no longer had any active operations in rail transportation. We in the process of selling off the remaining MNJ land holdings that were not connected with MNJ’s rail transportation business. We anticipate that substantially all of our MNJ land holdings will be sold within the next 6 months.

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

We are considering all available options to best address our immediate needs, including less desirable options like the sale of certain assets at discounted values, bankruptcy proceedings or voluntary dissolution.

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

Revenue Recognition. We generated limited revenue from rail transportation until March 31, 2009 and we recognized revenue on the completion of transportation across our short line railroad. Our credit terms were generally 15 to 30 days. We did not maintain a reserve for rail transportation revenue as we had one customer and we had not incurred any losses since we began generating revenue in February 2006.

Stock Based Compensation. FASB ASC Topic 718 Compensation — Stock Compensation, or ASC 718, requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Our 2006 Equity Incentive Plan (“2006 Plan”) was approved by our shareholders on February 8, 2006 and permits the granting of up to 9% of our outstanding shares of common stock and the number of shares of common stock issuable from convertible securities, or 1,130,247 shares to employees and directors. Stock option awards are granted with an exercise price that is generally equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of two to four years and expire five years after the grant date. Stock options under the 2006 Plan provide for accelerated vesting if there is a change in control (as defined by the 2006 Plan).

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

Impairment of Long-Term Assets. We assess the recoverability of long-lived assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment, Impairment or Disposal of Long-Lived Assets, or ASC 360-10. In the event that facts and circumstances indicate that the carrying value of long-term assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The write-down, if any, would be charged to operations in the period that impairment was identified. During the quarters ended December 31, 2007, March 31, 2008, December 31, 2008, June 30, 2009 and September 30, 2009 our management identified certain railroad equipment assets, and, land and related infrastructure associated with our MNJ and Belville subsidiaries that were not being used in current operations and evaluated the market value of these assets. We determined the value of these assets had been impaired in comparison to prices for similar assets and we recorded write-downs totaling $3,150,000 ($894,000 at December 31, 2007, $1,361,000 at March 31, 2008, $470,000 at December 31, 2008, $302,000 at June 30, 2009 and $123,000 at September 30, 2009) based on our estimates of their market value. These write-downs were included in general and administrative expenses on the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and September 30, 2008

We reported a net loss for the three months ended September 30, 2009 of $295,000 or $0.03 per share on a basic and diluted basis as compared to a loss of $557,000 or $0.07 per share on a basic and diluted basis for the three months ended September 30, 2008. The decrease in the loss was primarily due to cessation of operations at our MNJ unit and a reduction in corporate overhead.

Revenues

We had no revenues for the three months ended September 30, 2009 as we had no active operations. We recorded revenue of $58,000 consisting primarily of rail transportation income from MNJ during the three-month period ended September 30, 2008. The decline in our revenue during the current period was the result of the sale of the railroad assets of MNJ on April 6, 2009.

Cost of Revenues

We had no cost of revenues for the three months ended September 30, 2009 as we had no active operations. We had no cost of revenue for the three months ended September 30, 2008 as there was no cost of revenue associated with our rail transportation income.

Gross Profit (Loss)

We incurred no gross profit for the three months ended September 30, 2009 as we had no active operations. We had a gross profit of $58,000 for the three months ended September 30, 2008 from our rail transportation operations for which there were no cost of revenue.

General and Administrative Expenses

General and administrative expenses decreased by $66,000 to $220,000 for the three-month period ended September 30, 2009 from $286,000 for the three-month period ended September 30, 2008. This decrease was primarily due to the sale of the operational assets of MNJ on April 6, 2009. General and administrative expenses during the current period other than the impairment of a minority investment in a land development company of $123,000 consisted primarily of the following:

•	salaries and employee expenses of $20,000

•	rents, utilities, telephone and office related expenses of $5,000

•	professional fees of $23,000

•	investment and management consulting fees of $30,000

•	travel expenses of $8,000

General and administrative expenses during the three-month period ended September 30, 2008 consisted primarily of the following:

•	salaries and employee expenses of $86,000

•	engineering and other consulting services of $4,000

•	rents, utilities, telephone and office related expenses of $10,000

•	professional fees of $56,000

•	investment and management consulting fees of $30,000

•	travel expenses of $9,000

•	depreciation and amortization expense of $8,000.

Loss from operations for the three-month period ended September 30, 2008 also includes financing fees of $215,000 for services provided in connection with equity, debt, acquisition and divestiture transactions.

Other Income and Expenses

Other expenses consisting primarily of net interest expenses decreased by $39,000 to $75,000 for the three-month period ended September 30, 2009 from $114,000 for the three-month period ended September 30, 2008. Net interest expenses declined due to reduction in notes payable that occurred during the fiscal year ended June 30, 2009.

Income Tax Provision

We have incurred operating losses for the reporting periods. Full reserves are provided for the related deferred tax asset.

Liquidity and Capital Resources

At September 30, 2009, we had working capital deficiency of $2,496,000. We recorded a loss for the three-month period ended September 30, 2009 of $295,000 and we have accumulated losses from inception on March 3, 2005 of $15,856,000. Given our September 30, 2009 cash balance of $14,000 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through December 31, 2009 and we will be required to raise capital through debt or equity financings or sell, dispose or liquidate certain of our assets to generate cash and reduce our short term debt obligations. There are no assurances that any of these financing alternatives will be available to us, or if available, on terms satisfactory to us. If we are unable to raise additional capital or generate necessary working capital from operations or through the sale of assets, our financial position will be seriously and adversely affected.

The following is a summary discussion of our cash flow as of September 30, 2009:

Cash decreased by $5,000 for the three months ended September 30, 2009 from $19,000 at June 30, 2009 to $14,000.

We reported cash flow used in operations of $51,000 consisting primarily of our loss of $295,000, and partially offset by increases in accounts payable and accrued liabilities and amounts due to related parties of $116,000 and an asset impairment charge of $123,000.

Cash provided by in investing activities consisted of a reduction in long-term deposits of $9,000

 Cash provided by financing activities consisted of proceeds from the sale of common stock of $37,000.

Our long-term debt includes approximately $2,170,000 of principal payments and accrued interest expenses that are due within the next year. We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency and failure by us to renegotiate such existing debt obligations and commitments would have a negative impact on our business and financial condition, and may result in legal claims by our creditors. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets or force us into bankruptcy proceedings or involuntary receivership.

Off-Balance Sheet Transactions

There are no off-balance sheet items, and all transactions are in U.S. dollars, and we are not subject to currency fluctuations or similar market risks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Our management with the participation and under the supervision of our Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) or 15d-15(e) of the Exchange Act Rule) as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of the end of the first quarter of fiscal 2010 and that material weaknesses exist in our internal control structure, due in particular to the lack of appropriate resources dedicated to external financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On August 20, 2009, Lucy Rasmussen filed a lawsuit against us in the Orange County Superior Court of the State of New York, Case No. 2009-10054, for non-payment of a $500,000 note payable that became due on February 15, 2008. The relief sought includes note principal, note interest from February 15, 2008 forward, legal fees and other costs associated with the collection of the note. We have been and will continue to attempt to negotiate a reasonable settlement, including an extension to this note. This note including accrued interest is included in Notes payable reported as a current liability on our accompanying balance sheet.

In the normal course of operations, we may have disagreements or disputes with employees, vendors or customers. These disputes are seen by our management as a normal part of business, and except as set forth above, there are no currently pending actions nor threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

The risks described below are the ones we believe are the most important for you to consider, these risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the trading price of our common stock could decline.

We may be unable to afford ongoing administration and reporting. Our ability to continue administrative functions and preparation of SEC reports, including payment of our auditors and advisors, will be limited if we do not generate sufficient working capital through financing activities or the sale of assets. If we are unable to pay the expenses associated with such reporting activities, we will be at risk of losing our OTCBB listing, and will be delinquent in our filings with the SEC. Either or both of the forgoing adverse outcomes will have an impact on the market for our shares, and potentially on our long term survival.

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

We may not be able to raise sufficient capital or generate sufficient cash flow to meet our debt service requirements. As of September 30, 2009, we had indebtedness of $5,022,000 of which $2,170,000 is due in less than one year. We cannot be assured that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency would have a negative impact on our business. Our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to reduce or delay capital expenditures and implementation of our business strategy, sell assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders will be able to foreclose on our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 7, 2009 and August 21, 2009, we issued 1,000,000 and 1,500,000 shares of common stock, respectively, to accredited private investors for cash at $0.015 per share for a total of $37,500. These unregistered shares were issued in reliance upon Rule 506 of the Securities Act.

Item 3. Defaults Upon Senior Securities.

We are currently in default on a Convertible Promissory Note in the principal amount of $500,000 issued in favor of the Estate of Pierre T. Rasmussen. The outstanding balance of the note was due on February 15, 2008. We did not make this final payment and on August 20, 2009, Lucy Rasmussen, the trustee, filed a lawsuit against us in the Orange County Superior Court of the State of New York for non-payment of the note. We are currently in negotiations to restructure the note. The outstanding unpaid principal balance and accrued interest as of September 30, 2009 is $566,000.

We are currently in default on two promissory notes that we assumed as part of our acquisition of Belville. We are currently in negotiations to restructure the notes. The outstanding unpaid principal balances and accrued interest as of September 30, 2009 is $575,000.

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

CHARTWELL INTERNATIONAL, INC. (Registrant)

Date: November 20, 2009	By:	/s/ Imre Eszenyi
Imre Eszenyi, Acting President and Chairman of the Board
(Principal Executive Officer)

Date: November 20, 2009	By:	/s/ Paul Biberkraut
Paul Biberkraut, Chief Financial and Administrative Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certificate of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002